Form 10-Q
period 1995-03-31
TRANS PACIFIC BANCORP
filed 1995-05-16
CIK 729661

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 Form 10-Q

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the quarter ended: March 31, 1995       Commission file number: 2-86902



                           TRANS PACIFIC BANCORP
          (Exact name of registrant as specified in its charter)



California                                                       94-2917713
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)


46 Second Street, San Francisco, California                           94105
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:  (415) 543-3377



Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


YES     X                NO


Number of shares outstanding of each of the registrant`s classes of common stock, as of the latest practicable date:


Class:                                       Outstanding at: April 30, 1995
Common Stock, no par value                                        1,118,195

                     Trans Pacific Bancorp and Subsidiary
                         CONSOLIDATED BALANCE SHEETS
                                    Assets


                                                  March 31,   December 31,

                                                       1995           1994

Cash and due from banks                          $4,115,194      3,127,239
Federal funds sold                                  750,000      4,250,000
Interest-bearing deposits with banks                291,713        687,017
Securities held to maturity at amortized cost,
  (fair value of $8,615,055 and
   $9,518,140, respectively)                      8,713,491      9,742,510
Securities available for sale, at fair value      4,378,691      4,077,976
Loans:
  Commercial                                     18,504,608     14,965,760
  Real estate                                    15,606,545     15,905,639
  Installment                                       211,186        279,054
  Preference lines                                1,697,529      1,594,057
  Other                                              13,340         14,322

  Total Loans                                    36,033,208     32,758,832

  Allowance for possible loan loss                  508,651        390,465

  Loans, net                                     35,524,557     32,368,367

Premises and equipment, net                       1,008,854      1,036,590
Customer acceptance liabilities                     250,125        119,150
Deferred tax asset                                   28,500         46,000
Other assets                                      2,830,353      1,315,923

                                               $ 57,891,478     56,770,772



See accompanying notes to the unaudited interim consolidated financial statements.

                     Trans Pacific Bancorp and Subsidiary
                          CONSOLIDATED BALANCE SHEETS
                     Liabilities and Stockholders' Equity


                                                  March 31,   December 31,

                                                       1995           1994

Liabilities:
Noninterest-bearing demand deposits              $9,145,734     11,355,927
Interest-bearing demand deposits                 21,804,246     20,352,897
Savings                                           1,294,373      1,222,948
Time deposits                                    18,404,884     16,868,465

  Total deposits                                 50,649,237     49,800,237

Accrued interest payable                            111,131        107,163
Other borrowed funds                                278,907        513,917
Borrowings for Employee Stock Ownership Plan         15,000         26,250
Acceptances outstanding                             250,125        119,150
Other liabilities                                   481,385        253,216

  Total liabilities                              51,785,785     50,819,933


Commitments and contingencies


Stockholders' Equity:
Common stock, no par value;
  10,000,000 shares authorized, 1,118,195
  shares outstanding                              5,784,323      5,784,323
Retained Earnings                                   414,370        323,266
Deferred Compensation - Employee
  Stock Ownership Plan                              (15,000)       (26,250)
Unrealized losses on securities
  available for sale                                (78,000)      (130,500)

  Total Stockholders' Equity                      6,105,693      5,950,839


                                              $  57,891,478     56,770,772





See accompanying notes to the unaudited interim consolidated financial statements.

                      Trans Pacific Bancorp and Subsidiary
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  3 months ended March 31,

                                                        1995         1994

Interest income:
Loans                                           $    899,948      804,202
Investment securities                                189,472      134,018
Deposits with banks                                    2,930       11,116
Federal funds sold                                     8,480       59,248

 Total interest income                             1,100,830     1,008,584

Interest expense:
Deposits                                             345,091      342,180
Federal funds purchased and securities sold
 under agreements to repurchase                        3,026            -
Other borrowed funds                                   7,225        9,053

 Total interest expense                              355,342      351,233

 Net interest income                                 745,488      657,351
Provision for possible loan losses                    10,000            -

 Net interest income after provision
  for possible loan losses                           735,488      657,351

Non-interest income:
Service charges on deposit accounts                   65,037       76,796
Other real estate owned                                    -       35,847
Other charges and fees                                65,041       80,932

 Total non-interest income                           130,078      193,575

Non-interest expense:
Salaries and employee benefits                       420,346      405,128
Occupancy expense                                     70,941      101,966
Furniture and equipment expense                       26,570       24,831
Other real estate owned                                    -       14,087
Other operating expenses                             214,605      230,574

 Total non-interest expense                          732,462      776,586

Income before income taxes                           133,104       74,340
Income tax expense                                    42,000       26,000

 Net income                                     $     91,104       48,340

Average shares outstanding                         1,118,195    1,143,195
Net income per share (note 2)                   $       0.08         0.04

See accompanying notes to the unaudited interim consolidated financial statements.

                      Trans Pacific Bancorp and Subsidiary
                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                   3 months ended March 31,

                                                       1995           1994

Cash flows from operating activities:
   Net income                                    $   91,104         48,340
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
   Depreciation and amortization                     49,592         84,113
   Provision for loan losses                         10,000              -
   Gain on sale of other real estate owned, net           -         (2,992)
   Increase (decrease) in accrued interest payable    3,968        (18,679)
   Increase (decrease) in other liabilities         228,169        (48,588)
   (Increase) decrease in other assets           (1,531,353)       111,657

   Total adjustments                             (1,239,624)       125,511

Net cash (used in) provided by
   operating activities                          (1,148,520)       173,851

Cash flows from investing activities:
   (Increase) decrease in loans funded,
      net of principal collected                 (3,166,190)     4,466,512
   Net decrease in deposits with banks              395,304         94,127
   Proceeds from principal repayments and
      matured investment securities               1,158,123      5,388,170
   Purchase of securities available for sale       (359,819)             -
   Purchase of securities held to maturity                -     (4,094,545)
   Proceeds from sale of other real estate owned          -      2,416,691
   Purchase of fixed assets                          (4,933)        (2,577)

Net cash (used in) provided by
   investing activities                          (1,977,515)     8,268,378

Cash flows from financing activities:
   Net decrease in demand deposits
      and savings accounts                         (687,419)    (1,517,532)
   Net increase in time deposits                  1,536,419        113,901
   Proceeds from other borrowed funds                70,911      1,224,907
   Repayment of other borrowed funds               (305,921)      (859,082)

Net cash provided by (used in)
   financing activities                             613,990     (1,037,806)

Net (decrease) increase in cash
   and cash equivalents                          (2,512,045)     7,404,423
Cash and cash equivalents at beginning of period  7,377,239      6,537,689

Cash and cash equivalents at end of period       $4,865,194     13,942,112


See accompanying notes to the unaudited interim consolidated financial statements.

                      Trans Pacific Bancorp and Subsidiary
               CONSOLIDATED STATEMENT OF CASH FLOWS  -  CONTINUED

                                                   3 months ended March 31,

                                                       1995           1994


Supplemental disclosures of cash flow information
  Non-cash investing and financing activities:
   Reduction of guaranteed ESOP obligation       $   11,250         11,250
   Change in unrealized losses on securities
      available for sale, net of taxes               52,500        (55,500)

  Cash paid during the period for:
   Interest                                         351,374        369,912
   Income taxes                                           -              -



Disclosure of accounting policy:

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are sold for one-day periods.










See accompanying notes to the unaudited interim consolidated financial statements.


Note 1.   Basis of Presentation

     The financial information of Trans Pacific Bancorp (Bancorp) and its wholly-owned subsidiary, Trans Pacific National Bank (the Bank), included herein is unaudited; however, such information reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods. These adjustments are all normal and recurring in nature.

     The results of operations for the three month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the Bancorp's Annual Report on Form 10-K for the year ended December 31, 1994.

     Certain amounts in prior periods have been reclassified to conform to the current period presentation.


Note 2.   Net Income per Share

     Net income per share is computed by dividing the net income by the average number of shares outstanding during the period. Average common share equivalents were anti-dilutive and have been excluded from the per share computations.

Management's Discussion and Analysis of Financial Condition and Results of Operations


I.   Overview

     Trans Pacific Bancorp reported earnings of $91,104, or $0.08 per share, in the first quarter of 1995, up from earnings of $48,340, or $0.04 per share in the first quarter of 1994. Return on average assets, or ROA, was 0.64 percent for the first quarter of 1995, versus 0.30 percent in the same period for 1994. Return on average equity, or ROE, was 6.04 percent for the first quarter of 1995, versus 3.26 percent in the same period for 1994.

     These results reflect the Bank's increased business development efforts and the improved San Francisco Bay Area economy. The combination of these two factors enabled the Bank to shift more assets from lower-yielding investments to higher-yielding loans during the first quarter of 1995. Accordingly, 1995 earnings were higher compared to the 1994 results primarily through the increase in net interest income.

     At March 31, 1995, total loans were $36.0 million, up 10 percent from $32.8 million at 1994 year end, while total deposits were $50.6 million, up 2 percent from $49.8 million at 1994 year end. Total assets were $57.9 million, up 2 percent from $56.8 million at 1994 year end.

II.  Results of Operations

     The following details the components of net income for the three months ended March 31, 1995 and 1994:

(as a percentage of average earning assets)                 1995      1994

Net interest income                                        5.87 %    4.52 %
Provision for loan losses                                 (0.08)    (0.00)
Non-interest income                                        1.02      1.33
Non-interest expense                                      (5.76)    (5.34)
Income tax expense                                        (0.33)    (0.18)

  Net income                                               0.72 %    0.33 %



    Net interest income grew to $745 thousand for the first three months of 1995, up 13 percent from $657 thousand for the same period ending March 1994. The net yield on interest-earning assets, or net interest margin, was 5.87 percent for the first quarter of 1995 versus 4.52 percent in the first quarter of 1994. The increase in net interest margin was due to a combination of a higher prime rate in 1995 and the shifting of earning assets to loans from lesser-yielding investment securities. The increase was offset by lower levels of earning assets: average earning assets for the first quarter of 1995 were $50.8 million compared to $58.2 million for the first quarter of 1994.


    Non-interest income decreased to $130 thousand in the first quarter of 1995, down 33 percent from $194 thousand in the first quarter of 1994. Accounting for a major portion of this difference in non-interest income was the absence in 1995 of rental income on other real estate owned due to the sale of a rent-generating property in late 1994.

    Non-interest expense decreased to $732 thousand in the first quarter of 1995 from $777 thousand in the same period of 1994, a reduction of 6 percent in total. Separately, for the first three months of 1995, personnel expense was up 4 percent from the previous year, due primarily to salary increases. Headcount remained the same. Occupancy and equipment expense were lower by 30 percent and higher by 7 percent, respectively for the first three months of 1995 as depreciation expense on leasehold improvements fell. Other real estate owned (OREO) expenses were zero for the first quarter of 1995 versus
$14 thousand in 1994, reflecting the absence of foreclosed properties.   For
the first three months of 1995, other operating expenses were $215 thousand, down 7 percent from $231 thousand for the first three months of 1994.

    The provision for income taxes was $42 thousand in the first quarter of 1995 versus $26 thousand in the first quarter of 1994. The effective tax rates for 1995 and 1994 were 32 percent and 35 percent, respectively.


III.      Asset Quality

    Asset quality continued to be maintained at satisfactory levels during the first quarter of 1995. Classified assets, comprised of classified loans and other real estate owned, totalled $2.3 million at March 31, 1995 compared to $2.2 million at December 31, 1994. Non-performing assets, comprised of non-accrual loans, totalled $712 thousand, or 2 percent of loans at March 31, 1995, compared to $350 thousand or 1 percent of loans at December 31, 1994.

    The allowance for possible loan losses increased to $509 thousand, or 1.41 percent of total loans at March 31, 1995 compared to $390 thousand at December 31, 1994, which was 1.19 percent of total loans at 1994 year end.
The increase in the allowance was due primarily to recoveries on loans that had previously been charged off but at the same time reflects the increase in loan volume at the Bank. During the first three months of 1995, loan recoveries were $108 thousand and there were no loans charged off. For the same period of 1994, chargeoffs net of recoveries were $15 thousand.

    The provision for possible loan losses was $10 thousand in the first quarter of 1995 versus $0 in the first quarter of 1994. The determination of the provision for loan losses and, correspondingly, the level of the allowance for loan losses is based on evaluations of changes in the nature and volume of the loans portfolio, overall portfolio quality, review of specific problem loans, prior loan loss experiences and current economic conditions that may affect the borrower's ability to pay.

IV. Asset/Liability Management

    The fundamental objectives of the asset/liability management policy of Bancorp and the Bank are to: (1) maintain liquidity and (2) minimize interest rate risk.

    Liquidity: Liquidity is the Company's ability to meet the present and future needs of its customers for funds, primarily the funding of loans and
deposit withdrawals.   Liquidity is measured and managed at both the parent
and banking subsidiary levels. Bancorp is funded by dividend income from the Bank, as well as income from outside sources and through the issuance of equity. Bancorp uses its proceeds primarily to pay the Bank for administrative expenses.

    In general, the growth of core deposits and the orderly repayment of the Bank's loan portfolio are the primary source of liquidity. Also, because of its emphasis on relationship banking, the Bank has a relatively stable, local deposit base, and customer deposits and withdrawals have been and are expected to continue to be orderly and manageable. To fund short-term liquidity needs, the Bank maintains Fed Funds sold, time deposits with other financial institutions, short-term money market instruments and securities available for sale that totalled approximately $5.4 million, or 9 percent of assets at March 31, 1995. Additionally, the Bank has established unsecured lines of credit with correspondent banks and reverse repurchase facilities with securities dealers. These credit facilities are subject to periodic review.

    As shown in the unaudited interim Consolidated Statement of Cash Flows, cash and cash equivalents decreased to $4.9 million at March 31, 1995, compared to $7.4 million as of December 31, 1994. Cash was used primarily to fund loans to customers. Cash flows from maturing investments and deposit growth were the primary sources of cash during the first quarter of 1995.

    Interest Rate Risk: Bancorp evaluates its interest rate risk exposure by analyzing the interest rate sensitivity of its balance sheet accounts. Interest rate sensitivity measures the interval of time before interest earning assets and interest bearing liabilities respond to changes in market rates of interest. The difference between the amount of assets and amount of liabilities which may be re-priced in the same time period is referred to as the "gap". If more assets than liabilities are re-priced at a given time, net interest income tends to improve in a rising rate environment and to decline with lower interest rates. If more liabilities than assets are re-priced under the same conditions, the opposite tends to prevail.

    In general, the Bank re-prices more assets than liabilities and, therefore earns greater interest spread as interest rates increase and earns a lesser interest spread as rates decrease. The Bank evaluates its interest rate risk by analyzing the repricing characteristics of its balance sheet instruments. At March 31, 1995, approximately 71 percent of the Bank's total interest rate sensitive assets and 95 percent of the Bank's total rate sensitive liabilities mature or reprice within one year.

V.  Capital Resources

    The capital position of the Bancorp represents the level of capital needed to support the operation and expansion of Bancorp and the Bank and to protect depositors and the deposit insurance fund from potential losses.

    The risk-based capital adequacy requirements established by the Federal Reserve Board calls for a minimum 8 percent total risk-based capital ratio, including core (Tier 1) capital of 4 percent. The ratio is determined by weighing assets and off-balance sheet exposures according to their relative credit risks.

    A leverage ratio has also been established by the OCC for its minimum capital requirement ratio for banks. This ratio, Tier 1 capital to adjusted average total assets, operates in conjunction with the risk-based capital guidelines and limits the amount of leverage a bank can undertake. Currently all banks must maintain at least a 3 percent leverage ratio. In general, however, only the top-ranked banking organizations may operate at the minimum leverage levels. Other institutions will be expected to maintain leverage ratios that are at least 100 to 200 basis points above the minimum levels.

    Bancorp's and the Bank's capital ratios at March 31, 1995 and December 31, 1994 are as follows:


                           March 31, December 31,     Regulatory
                                1995         1994        Minimum

Bancorp:
     Tier 1 capital ratio      15.94%       15.99%          4.00%
     Total capital ratio       17.19%       17.06%          8.00%
     Leverage ratio            11.31%        9.80%          3.00%

Bank:
     Tier 1 capital ratio      15.55%       16.08%          4.00%
     Total capital ratio       16.80%       17.14%          8.00%
     Leverage ratio            10.99%        9.90%          3.00%

Signatures

Pursuant to the requirements of Section 15(c) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TRANS PACIFIC BANCORP






Eddy S.F. Chan, President







Simon S. Teng, Chief Financial Officer



Date:  May 10, 1995