Form 10-Q
period 1995-06-30
TRANS PACIFIC BANCORP
filed 1995-08-14
CIK 729661

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 Form 10-Q

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the quarter ended: June 30, 1995        Commission file number: 2-86902



                           TRANS PACIFIC BANCORP
          (Exact name of registrant as specified in its charter)



California                                                       94-2917713
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)


46 Second Street, San Francisco, California                           94105
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:  (415) 543-3377



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


YES     X                NO


Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:


Class:                                        Outstanding at: July 31, 1995
Common Stock, no par value                                        1,118,195

                       Part I  -  Financial Information


Item 1:   Financial Statements


                     Trans Pacific Bancorp and Subsidiary
                         CONSOLIDATED BALANCE SHEETS
                                 (unaudited)



Assets                                             June 30,   December 31,

                                                       1995           1994

Cash and due from banks                          $4,191,525      3,127,239
Federal funds sold                                7,225,000      4,250,000
Interest-bearing deposits with banks                390,713        687,017
Securities held to maturity at amortized cost (fair value
  of $7,177,000 and $9,518,000, respectively)     7,187,200      9,742,510
Securities available for sale at fair value       4,100,395      4,077,976
Loans:
  Commercial                                     17,903,227     14,965,760
  Real estate                                    16,657,006     15,905,639
  Installment                                       179,755        279,054
  Preference lines                                1,725,547      1,594,057
  Other                                              14,880         14,322

  Total Loans                                    36,480,415     32,758,832

  Allowance for possible loan losses                536,035        390,465

  Loans, net                                     35,944,380     32,368,367

Premises and equipment, net                         982,745      1,036,590
Customer acceptance liabilities                     202,366        119,150
Intangible assets                                   486,631        536,121
Other assets                                        787,763        825,802

                                                $ 61,498,718    56,770,772



See accompanying notes to the unaudited interim consolidated financial statements.





                                                                continued . . .

                     Trans Pacific Bancorp and Subsidiary
                 CONSOLIDATED BALANCE SHEETS   -   continued
                                 (unaudited)



Liabilities and Stockholders' Equity               June 30,   December 31,

                                                       1995           1994

Liabilities:
Non-interest-bearing demand deposits            $10,150,820     11,355,927
Interest-bearing demand deposits                 24,660,694     20,352,897
Savings                                           1,391,833      1,222,948
Time deposits                                    18,477,411     16,868,465

  Total deposits                                 54,680,758     49,800,237

Accrued interest payable                            124,837        107,163
Other borrowed funds                                 32,818        513,917
Borrowings for Employee Stock Ownership Plan          3,750         26,250
Acceptances outstanding                             202,366        119,150
Other liabilities                                   221,787        253,216

  Total liabilities                              55,266,316     50,819,933



Commitments and contingencies

Stockholders' Equity:
Common stock, no par value;
  10,000,000 shares authorized,
     1,118,195 shares outstanding                 5,784,323      5,784,323
Retained Earnings                                   483,329        323,266
Deferred Compensation - Employee
   Stock Ownership Plan                              (3,750)       (26,250)
Unrealized losses on securities available for sale  (31,500)      (130,500)

  Total Stockholders' Equity                      6,232,402      5,950,839


                                               $ 61,498,718     56,770,772





See accompanying notes to the unaudited interim consolidated financial statements.

                      Trans Pacific Bancorp and Subsidiary
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)

                              3 months ended June 30, 6 months ended June 30,

                                        1995     1994        1995    1994

Interest income:
Loans                             $ 929,475   776,957   1,829,423 1,581,159
Investment securities               173,071   152,082     362,543   286,100
Deposits with banks                   6,149     9,898       9,079    21,014
Federal funds sold                   60,560    65,123      69,040   124,371

 Total interest income            1,169,255 1,004,060   2,270,085 2,012,644

Interest expense:
Deposits                            431,594   307,940     776,685   650,120
Federal funds purchased and securities sold
 under agreements to repurchase            -        -       3,026       -
Other borrowed funds                  3,180    10,808      10,405    19,861

 Total interest expense             434,774   318,748     790,116   669,981

 Net interest income                734,481   685,312   1,479,969 1,342,663
Provision for possible loan losses   30,000        -       40,000       -

 Net interest income after provision
  for possible loan losses          704,481   685,312   1,439,969 1,342,663

Non-interest income:
Service charges on deposit accounts  64,782    76,314     129,819   153,110
Other real estate owned                    -        -           -    50,427
Other charges and fees               73,025    91,426     138,066   157,778

 Total non-interest income          137,807   167,740     267,885   361,315

Non-interest expense:
Salaries and employee benefits      405,767   390,929     826,113   796,057
Occupancy expense                    75,587    73,844     146,528   175,810
Furniture and equipment expense      23,776    22,020      50,346    46,851
Other real estate owned                  -     86,104           -   100,191
Other operating expenses            239,199   252,315     453,804   482,889

 Total non-interest expense         744,329   825,212   1,476,791 1,601,798

Income before income taxes           97,959    27,840     231,063   102,180
Income tax expense                   29,000    17,500      71,000    43,500

 Net income                       $  68,959    10,340     160,063    58,680

Average shares outstanding        1,118,195 1,130,008   1,118,195 1,136,565
Net income per share (note 2)      $   0.06      0.01        0.14      0.05


See accompanying notes to the unaudited interim consolidated financial statements.

                      Trans Pacific Bancorp and Subsidiary
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (unaudited)

                                                    6 months ended June 30,

                                                       1995           1994

Cash flows from operating activities:
  Net income                                     $  160,063         58,680
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                    114,228        127,012
   Provision for loan losses                         40,000              -
   Provision for other real estate owned                  -         75,000
   Gain on sale of other real estate owned, net           -        (14,580)
   Increase (decrease) in accrued interest payable   17,674         (4,502)
   Decrease in other liabilities                    (31,429)      (150,101)
   Decrease in other assets                           5,039        150,615

   Total adjustments                                145,512        183,444

Net cash provided by operating activities           305,575        242,124

Cash flows from investing activities:
   (Increase) decrease in loans funded,
      net of principal collected                 (3,616,013)     3,705,495
   Net decrease in deposits with banks              296,304        193,117
   Purchase of securities held to maturity                -     (5,072,983)
   Purchase of securities available for sale       (133,891)             -
   Proceeds from principal repayments and
      matured investment securities               2,798,782      6,142,175
   Proceeds from sale of other real estate owned          -      2,538,278
   Purchase of fixed assets                         (10,893)        (4,180)

Net cash (used in) provided by
   investing activities                            (665,711)     7,501,902

Cash flows from financing activities:
   Net increase (decrease) in
     demand deposits and savings                  3,271,575     (1,638,286)
   Net increase (decrease) in time deposits       1,608,946     (1,807,680)
   Proceeds from short term borrowings              103,728      1,684,762
   Repayment of short term borrowings              (584,827)    (1,235,483)
   Common stock repurchased                               -        (50,504)

Net cash provided by (used in)
   financing activities                           4,399,422     (3,047,191)

Net increase in cash and cash equivalents         4,039,286      4,696,835
Cash and cash equivalents at beginning of period  7,377,239      6,537,689

Cash and cash equivalents at end of period      $11,416,525     11,234,524


See accompanying notes to the unaudited interim consolidated
financial statements.                            continued . . .


                    Trans Pacific Bancorp and Subsidiary
               CONSOLIDATED STATEMENT OF CASH FLOWS  -  continued
                                 (unaudited)


                                                   6 months ended June 30,

                                                       1995           1994


  Supplemental disclosures of cash flow information:
   Cash paid during the year for:
    Interest                                     $  772,442        674,483
    Income taxes                                     37,400            800
  Non-cash investing and financing activities:
   Real estate acquired in settlement of loans            -        402,759
   Reduction of guaranteed ESOP obligation           22,500         22,500


Disclosure of accounting policy:

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are sold for a one-day period.











See accompanying notes to the unaudited interim consolidated financial statements.

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

     The results of operations for the six month and three month periods ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the Bancorp's annual report on Form 10-K for the year ended December 31, 1994.

     Certain amounts in prior periods have been reclassified to conform to the current period's presentation.


Note 2.   Net Income per Share

     Net income per share is computed by dividing the net income by the average number of shares outstanding during the periods. Average common share equivalents were anti-dilutive and have been excluded for the per share computations.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

I.   Overview

     Trans Pacific Bancorp reported earnings of $68,959, or $0.06 per share, in the second quarter of 1995, compared to earnings of $10,340, or $0.01 per share, in the second quarter of 1994. Net income for the first six months of 1995 was $160,063 or $0.14 per share, compared to a net income of $58,680, or $0.05 per share, in the first six months of 1994.

     Return on average assets, or ROA, was 0.46 percent for the second quarter of 1995, versus 0.07 percent in the same period for 1994. ROA was 0.54 percent for the first six months of 1995, compared to 0.19 percent for the first six months of 1994. Return on average equity, or ROE, was 4.47 percent for the second quarter of 1995, versus 0.70 percent in the same period for 1994. ROE was 5.27 percent for the first six months of 1995, compared to
1.99 percent for the first six months of 1994.

     The second quarter 1995 results compared to 1994 reflect the Bank's increased business development efforts and the improved San Francisco Bay Area economy. The combination of these two factors enabled the Bank to shift more assets from lower-yielding investments to higher-yielding loans during 1995. Accordingly, 1995 earnings are higher compared to the 1994 results due to an increase in net interest income. Also, the absence of foreclosed properties during 1995 allowed the Bank to reduce non-operating expenses.

     At June 30, 1995, total assets were $61.5 million, up 6 percent from March 31, 1995,and up 8 percent from December 31, 1994. Total deposits were $54.7 million at June 30, up 8 and 10 percent from March 31 and December 31, respectively, while total loans were $36.5 million, up 1 and 10 percent from March 31 and December 31, respectively.


II.  Results of Operations

     The following details the components of net income for the six months ended June 30, 1995 and 1994:

(as a percentage of average earning assets)                 1995      1994

Net interest income                                       5.60 %      4.80 %
Provision for loan losses                                (0.15)       -
Non-interest income                                       1.01        1.29
Non-interest expense                                     (5.58)      (5.72)
Income tax expense                                       (0.27)      (0.16)

  Net income                                              0.61 %      0.21 %

    Net interest income was $1.5 million for the first six months of 1995, up 10 percent from $1.3 million for the same period ending June 1994. The net yield on interest-earning assets was 5.63 percent for the first six months of 1995 versus 4.80 percent in the first six months of 1994. This increase in net interest margin was due to a combination of a higher prime rate in 1995 and the shifting of earning assets to loans from lower yielding investment securities but was offset by a lower level of (average) earning assets during 1995. For the second quarter, net interest-earning assets yield was 5.63 percent in 1995, higher than the 4.79 percent in the second quarter of 1994, but lower than the 5.87 percent in the first quarter of 1995, as cost of funds rose.

    Non-interest income was $268 thousand versus $361 thousand for the first six months of 1995 and 1994, respectively, a decrease of 26 percent. Non-interest income was $138 thousand in the second quarter of 1995, down 18 percent versus $168 thousand in the second quarter of 1994. The decrease reflects income from other real estate owned (OREO) that was collected in 1994 but not in 1995, due to the sale of all OREO properties. Additionally, deposit account service charges, collections fees and letter of credit commissions were lower in 1995.

    Non-interest expense for the first six months of 1995 was $1.5 million, down 8 percent from $1.6 million for the same period of 1994. The major difference between 1995 and 1994 non-interest expense was the absence of OREO expenses during 1995, compared to $100 thousand incurred in the first six months of 1994. Personnel expense was up 4 percent from 1994, with headcount up slightly. Occupancy and furniture and equipment expense decreased by 17 percent in 1995 as certain fixed assets became fully depreciated in the second quarter of 1994. For the first six months of 1995, other operating expenses were $453 thousand, down 6 percent compared to the first six months of 1994, as FDIC insurance and legal expenses were lower in 1995.

    Tax expense was $71 thousand for the first six months of 1995 versus tax expense of $44 thousand for the same six months of 1994. The effective tax rate for 1995 and 1994 was 31 percent and 43 percent, respectively.


III.      Asset Quality

    Asset quality continued to be maintained at satisfactory levels despite a slight increase during the second quarter of 1995 and continues to be monitored closely. Classified assets, comprised of classified loans and other real estate owned, totalled $2.8 million at June 30, 1995 compared to $2.3 million at March 31, 1995, and $2.2 million at December 31, 1994. Non-performing assets, comprised of non-accrual loans and other real estate owned, totalled $1.1 million, or 1.86 percent of total assets at June 30, 1995, compared to $712 thousand at March 31, 1995, and $350 thousand at December
31, 1994.  There was no real estate owned as of June 30, 1995.

    The allowance for possible loan losses increased to $536 thousand, or
1.47 percent of total loans at June 30, 1995 compared to $390 thousand, or
1.19 percent of total loans at December 31, 1994. Most of the increase in the allowance was the result of recoveries during 1995 of loans previously charged off. For the first six months of 1995, net recoveries were $106 thousand, or 0.01 percent (annualized) of loans as of June 30, 1995. For the same period of 1994, net loan chargeoffs were $27 thousand.


The provision for possible loan losses was $30,000 for the second quarter of 1995, and the 1995 year-to-date provision is $40,000 compared to none provided in the first six months of 1994. The determination of the provision for loan losses and, correspondingly, the level of the allowance for loan losses is based on evaluations of changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, prior loan loss experiences and current economic conditions that may affect the borrower's ability to pay.


IV. Asset/Liability Management

    The fundamental objectives of the asset/liability management policy of Bancorp and the Bank are to: (1) maintain liquidity and (2) minimize interest rate risk.

    Liquidity: Liquidity is the Company's ability to meet the present and future needs of its customers for funds, primarily the funding of loans and deposit withdrawals. Liquidity is measured and managed at both the parent and banking subsidiary levels. Bancorp is funded by dividend income from the Bank and uses its proceeds primarily to pay the Bank for administrative expenses.

    In general, the growth of core deposits and the orderly repayment of the Bank's loan portfolio are the primary source of liquidity. Also, because of its emphasis on relationship banking, the Bank has a relatively stable, local deposit base, and customer deposits and withdrawals have been and are expected to continue to be orderly and manageable. To support short-term liquidity needs, the Bank maintains Fed Funds sold, time deposits with other financial institutions, short-term money market instruments and securities available for sale that totalled approximately $15.2 million, or 25 percent of assets at June 30, 1995. Additionally, the Bank has established unsecured lines of credit with its correspondent banks and reverse repurchase facilities with securities dealers. These credit facilities are subject to periodic review.

    As shown in the unaudited interim Consolidated Statement of Cash Flows, cash and cash equivalents increased to $11.4 million at June 30, 1995, compared to $7.4 million as of December 31, 1994. Cash flows from increased deposits and collections on investments provided $7.7 million. Cash was used primarily to fund loans.

    Interest Rate Risk: Bancorp evaluates its interest rate risk exposure by analyzing the interest rate sensitivity of its balance sheet accounts. Interest rate sensitivity measures the interval of time before interest earning assets and interest bearing liabilities respond to changes in market rates of interest. The difference between the amount of assets and amount of liabilities which may be re-priced in the same time period is referred to as the "gap". If more assets than liabilities are re-priced at a given time, net interest income tends to improve in a rising rate environment and to decline with lower rates. If more liabilities than assets are re-priced under the same conditions, the opposite tends to prevail.

    In general, the Bank re-prices more assets than liabilities and, therefore earns greater interest spread as interest rates, particularly the Bank's prime rate, increase and earns a lesser interest spread as rates decrease.
The Bank evaluates its interest rate risk by analyzing the repricing characteristics of its balance sheet instruments. At June 30, 1995, approximately 77 percent of the Bank's total interest rate sensitive assets and 94 percent of the Bank's total rate sensitive liabilities mature or reprice within one year.

V.  Capital Resources

    The capital position of Bancorp represents the level of capital needed to support the operation and expansion of Bancorp and the Bank and to protect depositors and the deposit insurance fund from potential losses.

    The risk-based capital adequacy requirements established by the Federal Reserve Board calls for a minimum 8 percent total risk-based capital ratio, including core (Tier 1) capital of 4 percent. The ratio is determined by weighing assets and off-balance sheet exposures according to their relative credit risks.

    A leverage ratio has also been established by the Office of the Comptroller of the Currency (OCC) for its minimum capital requirement ratio for banks. This ratio, Tier 1 capital to adjusted average total assets, operates in conjunction with the risk-based capital guidelines and limits the amount of leverage a bank can undertake. Currently all banks must maintain at least a 3 percent leverage ratio. In general, however, only the top-ranked banking organizations may operate at the minimum leverage levels. Other institutions will be expected to maintain leverage ratios that are at least 100 to 200 basis points above the minimum levels.

    Bancorp's and the Bank's capital ratios at June 30, 1995 and December 31, 1994 are as follows:

                            June 30,     December 31,     Regulatory
                                1995            1994        Minimum
Bancorp:
     Tier 1 capital ratio      14.56%         15.99%          4.00%
     Total capital ratio       15.81%         17.06%          8.00%
     Leverage ratio            10.02%          9.80%          3.00%
Bank:
     Tier 1 capital ratio      15.37%         16.08%          4.00%
     Total capital ratio       16.62%         17.14%          8.00%
     Leverage ratio            10.58%          9.90%          3.00%


    Bancorp's and the Bank's capital and leverage ratios in compliance with
the regulatory minimums as of June 30, 1995.   Capital ratios were slightly
lower at June 30, 1995 as risk-weighted assets, principally loans, grew at a faster rate than capital during the first six months of 1995. The leverage ratios were slightly higher at June 30, 1995 as adjusted average total assets were lower during the second quarter of 1995 versus the fourth quarter of 1994.

                       Part II  -  Other Information


Item 4:  Submission of Matters to a Vote of Security Holders

    At the annual meeting of shareholders held May 18, 1995, the following matters were submitted to a vote of holders of common stock:


1. The Election of Directors: Each of the following persons nominated was elected:

Nominee                  Votes for     Votes Withheld      Votes Abstained

James A. Babcock              744,129            2,700                -0-
Eddy S. F. Chan               744,129            2,700                -0-
Merle S. Konigsberg           744,329            2,500                -0-
Frankie G. Lee                744,129            2,700                -0-
John K. Lee                   744,129            2,700                -0-
Warren K. Miller              744,329            2,500                -0-
Masayuki Nakahira             745,329            1,500                -0-
John T. Stewart               745,329            1,500                -0-
Simon S. Teng                 744,329            2,500                -0-
Frank K. W. Wong              744,129            2,700                -0-
John K. Wong                  743,129            3,700                -0-




2. A proposal to ratify the selection of KPMG Peat Marwick as independent auditors for 1995 which was approved.

                         Votes for     Votes Withheld Votes Abstained

                         743,129             1,200            2,500

Signatures



Pursuant to the requirements of Section 15(c) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




TRANS PACIFIC BANCORP





Eddy S.F. Chan, President





Daniel Y. Lee, Chief Financial Officer



Date:  August 10, 1995