Form 10-Q
period 1995-09-30
TRANS PACIFIC BANCORP
filed 1995-11-14
CIK 729661

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 Form 10-Q

               Quarterly Report Under Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the quarter ended: September 30, 1995   Commission file number: 2-86902



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


Class:                                     Outstanding at: October 31, 1995
Common Stock, no par value                                        1,118,195

                       Part I  -  Financial Information




                     Trans Pacific Bancorp and Subsidiary
                         CONSOLIDATED BALANCE SHEETS
                                  (unaudited)


Assets                                        September 30,   December 31,

                                                       1995           1994

Cash and due from banks                          $4,689,706      3,127,239
Federal funds sold                                6,530,000      4,250,000
Interest-bearing deposits with banks                390,713        687,017
Securities held to maturity (fair value of
 $6,622,000 and $9,518,000, respectively)         6,628,458      9,742,510
Securities available for sale, at fair value      6,188,824      4,077,976
Loans:
  Commercial                                     18,593,603     14,965,760
  Real estate                                    17,415,260     15,905,639
  Preference lines                                1,807,599      1,594,057
  Installment and other loans                       173,034        293,376

  Total Loans                                    37,989,496     32,758,832

  Allowance for possible loan losses                422,629        390,465

  Loans, net                                     37,566,867     32,368,367

Premises and equipment, net                         977,538      1,036,590
Customer acceptance liabilities                     277,604        119,150
Intangible assets                                   461,887        536,121
Other assets                                        778,876        825,802

                                               $ 64,490,475     56,770,772



See accompanying notes to the unaudited interim consolidated financial statements.




                                                                 continued

                     Trans Pacific Bancorp and Subsidiary
                         CONSOLIDATED BALANCE SHEETS
                                  (unaudited)


Liabilities and Stockholders' Equity          September 30,    December 31,

                                                       1995           1994

Liabilities:
Noninterest-bearing demand deposits         $    11,360,340     11,355,927
Interest-bearing demand deposits                 25,677,836     20,352,897
Savings                                           1,106,954      1,222,948
Time deposits                                    19,200,755     16,868,465

  Total deposits                                 57,345,884     49,800,237

Accrued interest payable                            168,379        107,163
Other borrowed funds                                 87,887        513,917
Borrowings for Employee Stock Ownership Plan              -         26,250
Acceptances outstanding                             277,604        119,150
Other liabilities                                   216,928        253,216

  Total liabilities                              58,096,681     50,819,933


Commitments and contingencies


Stockholders' Equity:
Common stock, no par value;
  10,000,000 shares authorized, 1,118,195
  shares outstanding                              5,784,323      5,784,323
Retained Earnings                                   637,971        323,266
Deferred Compensation - Employee
  Stock Ownership Plan                                    -        (26,250)
Unrealized losses on securities
  available for sale                                (28,500)      (130,500)

  Total Stockholders' Equity                      6,393,794      5,950,839


                                             $   64,490,475     56,770,772





See accompanying notes to the unaudited interim consolidated financial statements.
                      Trans Pacific Bancorp and Subsidiary
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)

                                    3 months ended         9 months ended
                                      September 30,          September 30,

                                    1995      1994        1995       1994

Interest income:
Loans                         $  963,758   857,532   2,793,181  2,438,691
Investment securities            176,989   170,040     539,532    456,140
Deposits with banks                6,784     7,429      15,863     28,443
Federal funds sold                82,089    81,517     151,069    205,888

 Total interest income         1,229,560 1,116,518   3,499,645  3,129,162

Interest expense:
Deposits                         492,822   330,490   1,269,507    980,610
Other borrowed funds                 696    14,826      14,127     34,687

 Total interest expense          493,518   345,316   1,283,634  1,015,297

 Net interest income             736,042   771,202   2,216,011  2,113,865
Provision for
  possible loan losses               -      32,000      40,000     32,000

 Net interest income after provision
  for possible loan losses       736,042   739,202   2,176,011  2,081,865

Non-interest income:
Service charges on
  deposit accounts                78,505    63,138     208,324    216,248
Other real estate owned                -         -           -     35,847
Other charges and fees            82,773    81,479     220,839    253,837

 Total non-interest income       161,278   144,617     429,163    505,932

Non-interest expense:
Salaries and employee benefits   377,486   389,599   1,203,599  1,185,656
Occupancy expense                 72,337    76,371     218,865    252,181
Furniture and equipment expense   25,348    21,978      75,694     68,829
Other real estate owned              214     6,029         214    106,220
Other operating expenses         199,293   223,540     653,097    706,429

 Total non-interest expense      674,678   717,517   2,151,469  2,319,315

Income before income taxes       222,642   166,302     453,705    268,482
Income tax expense                68,000    56,000     139,000     99,500

 Net income                   $  154,642   110,302     314,705    168,982


Average shares outstanding     1,118,195 1,118,195   1,118,195  1,130,419
Net income per share (note 2) $     0.14      0.10        0.28       0.15



See accompanying notes to the unaudited interim consolidated financial statements.
                      Trans Pacific Bancorp and Subsidiary
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                               9 months ended September 30,

                                                       1995           1994

Cash flows from operating activities:
  Net income                                     $  314,705        168,982
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                    171,725        192,368
   Provision for loan losses                         40,000         32,000
   Provision for other real estate owned                  -         75,000
   Gain on sale of other real estate owned, net           -        (14,656)
   Increase (decrease) in accrued interest payable   61,216         (3,842)
   Decrease in other liabilities                    (33,788)       (30,838)
   Decrease in other assets                          10,422        192,064

   Total adjustments                                249,575        442,096

Net cash provided by operating activities           564,280        611,078

Cash flows from investing activities:
   (Increase) decrease in loans funded,
      net of principal collected                 (5,238,500)     4,366,511
   Net decrease (increase) in deposits with banks   296,304        (33,848)
   Proceeds from principal repayments and
      matured investment securities               3,525,440      7,419,245
   Purchase of securities held to maturity                -     (6,553,879)
   Purchase of securities available for sale     (2,386,236)    (1,506,485)
   Proceeds from sale of other real estate owned          -      3,046,355
   Purchase of premises and equipment               (38,439)      (170,775)

Net cash (used in) provided
   by investing activities                       (3,841,431)     6,567,124

Cash flows from financing activities:
   Net increase (decrease) in demand deposits
      and savings accounts                        5,213,358     (1,240,597)
   Net increase (decrease) in time deposits       2,332,290     (5,115,456)
   Proceeds from short term borrowings              223,400      2,655,531
   Repayment of short term borrowings              (649,430)    (2,217,912)
   Common stock repurchased                               -        (50,504)

Net cash provided by (used in)
  financing activities                            7,119,618     (5,968,938)

Net increase in cash and cash equivalents         3,842,467      1,209,264
Cash and cash equivalents at beginning of period  7,377,239      6,537,689

Cash and cash equivalents at end of period      $11,219,706      7,746,953

See accompanying notes to the unaudited interim consolidated financial
statements.continued

                     Trans Pacific Bancorp and Subsidiary
              CONSOLIDATED STATEMENTS OF CASH FLOWS  -  CONTINUED



                                               9 months ended September 30,

                                                       1995           1994


  Supplemental disclosures of cash flow information:
   Cash paid during the year for:
    Interest                                     $1,222,418      1,019,139
    Income taxes                                    137,400            800
  Non-cash investing and financing activities:
   Real estate acquired in settlement of loans            -        402,759
   Reduction of guaranteed ESOP obligation           26,250         33,750


Disclosure of accounting policy:

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are sold for one-day periods.





See accompanying notes to the unaudited interim consolidated financial statements.

Note 1.   Basis of Presentation

     The financial information of Trans Pacific Bancorp (Bancorp) and its wholly-owned subsidiary, Trans Pacific National Bank (the Bank), included herein is unaudited; however, such information reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods. These adjustments are all normal, and recurring in nature.

     The results of operations for the nine month and three month periods ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the Bancorp's annual report on Form 10-K for the year ended December 31, 1994.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations


I.   Overview

     Trans Pacific Bancorp reported earnings of $154,642, or $0.14 per share, in the third quarter of 1995, compared to earnings of $110,302, or $0.10 per share, in the third quarter of 1994. Net income for the first nine months of 1995 was $314,705 or $0.28 per share, compared to net income of $168,982, or $0.15 per share, in the first nine months of 1994.

     Return on average assets, or ROA, was 0.98 percent for the third quarter of 1995, versus 0.73 percent in the same period for 1994. ROA was 0.69 percent for the first nine months of 1995, compared to 0.36 percent for the first nine months of 1994. Return on average equity, or ROE, was 9.80 percent for the third quarter of 1995, versus 7.45 percent in the same period for 1994. ROE was 6.80 percent for the first nine months of 1995, compared to 3.79 percent for the first nine months of 1994.

     The third quarter 1995 results compared to third quarter 1994 reflect the Bank's increased business development and cost control efforts, which led to increased service charge income and lower non-interest expense. For the nine month periods, net income was higher in 1995 versus 1994 reflecting improved net interest income and reduced operating expenses.

     At September 30, 1995, total assets were $64.5 million, up 5 percent from June 30, 1995 and up 14 percent from December 31, 1994. Total deposits were $57.3 million, up 5 percent and 15 percent from June 30 and December 31, respectively, while total loans were $38.0 million, up 4 and 16 percent from June 30 and December 31, respectively.


II.  Results of Operations

     The following details the components of net income for the nine months ended September 30, 1995 and 1994:


(as a percentage of average earning assets)        1995               1994

Net interest income                                5.47 %             5.04 %
Provision for possible loan losses                (0.10)             (0.08)
Non-interest income                                1.06               1.23
Non-interest expense                              (5.31)             (5.61)
Income tax expense                                (0.34)             (0.24)

Net income                                         0.78 %             0.34 %

     Net interest income was $2.2 million for the first nine months of 1995, compared to $2.1 million for the first nine months of 1994. The net yield on interest-earning assets was 5.47 percent for the first nine months of 1995 versus 5.04 percent in the first nine months of 1994. This increase in net interest margin was due to a combination of a higher prime rate in 1995 and the shifting of earning assets to loans from lower yielding investment securities but was offset by a lower level of average earning assets during 1995. For the third quarter, the net interest-earning assets yield was 5.31 percent in 1995, lower than the 5.63 percent in the second quarter of 1995 and lower than the 5.60 percent in 1994.

     Non-interest income was $161 thousand in the third quarter of 1995, up 11 percent, versus $145 thousand in the third quarter of 1994. Year-to-date non-interest income was $429 thousand versus $506 thousand at September 30, 1995 and 1994, respectively. The decrease in year-to-date income was due mainly to a decline in International trade finance related commissions and absence of other real estate owned (OREO) income in 1995.

     Non-interest expense was lower as the Bank held down expenses and did not have OREO; for the first nine months of 1995, total non-interest expense was $2.2 million, down 7 percent from $2.3 million for the first nine months of 1994. Personnel expense was $1.2 million, relatively unchanged from 1994. Occupancy was lower for the first nine months of 1995 as certain fixed assets have become fully depreciated. OREO expenses for the first nine months of 1995 were less than $1 thousand compared to $106 thousand in the first nine months of 1994. For the first nine months of 1995, other operating expenses were 8 percent lower than the first nine months of 1994, primarily due to both lower FDIC insurance premiums and a one-time refund from the FDIC.

     Tax expense was $139 thousand for the first nine months of 1995 versus $100 thousand for the same nine months of 1994. The effective tax rate for 1995 and 1994 was 31 percent and 37 percent, respectively. The rate for 1995 was lower due to the utilization of certain net operating losses incurred in previous years.


III. Asset Quality

     Asset quality continues to be monitored closely and remains a major area of focus for the Company. Classified assets, comprised of classified loans and OREO, totalled $2.7 million at September 30, 1995 compared to $2.8 million at June 30, 1995, and $2.2 million at December 31, 1994. Non-performing assets, comprised of five non-accrual loans and no OREO, totalled $1.0 million, or 1.70 percent of total assets at September 30, 1995, compared to $1.1 million (1.86 percent) at June 30, 1995, and $350 thousand (0.62 percent) at December 31, 1994.

     The determination of the provision for possible loan losses and, correspondingly, the level of the allowance for loan losses is based on evaluations of changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, prior loan loss experiences and current economic conditions that may affect the borrower's ability to pay. The following table summarizes the provision for possible loan losses, net credit losses and loan loss reserve for the periods indicated:


                                        For the three           For the nine
(in thousands)                           months ended           months ended
                                         September 30,          September 30,
                                      1995       1994        1995       1994
Balance, beginning of period       $  536         643        390         670
Provision for possible loan losses      0          32         40          32

Credit losses                         (130)      (291)       (236)      (400)
Credit loss recoveries                  17         38         229        120
   Net credit losses                  (113)      (253)         (7)      (280)

Balance, end of period              $  423        422         423        422


Ratio of net credit losses to
average loans outstanding             0.30%      0.71%        0.02%     0.74%


    The table below provides a breakdown of the allowance for loan losses by loan category as of September 30, 1995 and December 31, 1994. Although management has allocated the allowance to specific loan categories, the adequacy of the allowance must be considered in its entirety. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgement of information available to them at the time of their examination.


(in thousands)           September 30, 1995            December 31, 1994

                          Allowance   % of Loans    Allowance    % of Loans

Commercial                    $ 236       1.27%    $    180        1.20%
Real Estate - Construction        -        -              -          -
Real Estate - Mortgage          100       0.58%          99        0.62%
Unallocated                      87        -            111          -

                           $    423       1.11%     $   390        1.19%



     Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan (SFAS 114)", as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures (SFAS 118)". Under SFAS 114, a loan is impaired when, based on current information and events, it is "probable" that a creditor will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected cash flows of the impaired loan discounted at the loan's original effective interest rate, (ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral of a collateral-dependent loan. SFAS 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment.

     The Company generally identifies loans to be reported as impaired when such loans are in non-accrual status or are considered troubled debt restructurings due to the current year grant of a below market rate of interest or a partial forgiveness of indebtedness on an existing loan. In measuring impairment for the purpose of establishing specific loan loss reserves, the Company reviews all impaired loans classified "Substandard" and "Doubtful". All "Loss" classified loans are fully reserved under the Company's standard loan loss reserve methodology. Commercial and real estate loans that are not classified, and groups of non-classified, smaller balance loans such as installment and equity lines of credit, are evaluated collectively for impairment under the Company's standard loan loss reserve methodology and are, therefore, excluded from the provisions of SFAS 114.


     The following summarizes the Company's impaired loans under SFAS 114 at September 30, 1995:

                   Non-Accrual  Troubled Debt    Total Impaired Memo: Specific
                      Loans    Restructurings            Loans        Reserves
(in thousands)

                 $    1,044   $      -              $    1,044       $      44


     The average balances of the Company's impaired loans for the nine months ended September 1995, was $825 thousand. All these credits were on non-accrual status. In general, the Company does not recognize any interest income on loans that are classified as impaired.


IV.  Asset/Liability Management

     The fundamental objectives of the asset/liability management policy of Bancorp and the Bank are to: (1) maintain liquidity and (2) manage interest rate risk.

     Liquidity: Liquidity is the Bank's ability to meet the present and future needs of its customers for loans and deposit withdrawals. Liquidity is measured and managed at both the parent and banking subsidiary levels. Bancorp is funded by dividend income from the Bank and uses its proceeds primarily to pay the Bank for administrative expenses.

     In general, existing cash and cash equivalents, the growth of core deposits and the orderly repayment of the Bank's loan portfolio are the
primary source of liquidity.   Also, because of the its emphasis on
relationship banking, the Bank has a relatively stable, local deposit base, and customer deposits withdrawals have been and are expected to continue to be orderly and manageable. To support short-term liquidity needs, the Bank maintains Fed Funds sold, time deposits with other financial institutions, short-term money market instruments and securities available for sale that totalled approximately $16.1 million, or 25 percent of assets at September 30, 1995. Additionally, the Bank has established unsecured lines of credit with correspondent banks, and reverse repurchase facilities with securities dealers. These credit facilities are subject to periodic review.

     As shown in the unaudited interim Consolidated Statements of Cash Flows, cash and cash equivalents increased to $11.2 million at September 30, 1995, compared to $7.4 million as of December 31, 1994. Cash flows from financing activities, primarily increased deposit account balances, provided $7.1 million. Cash was used primarily to fund customer loans.

     Interest Rate Risk: Bancorp evaluates its interest rate risk exposure by analyzing the interest rate sensitivity of its balance sheet accounts. Interest rate sensitivity analysis measures the interval of time before interest earning assets and interest bearing liabilities respond to changes in market rates of interest. The difference between the amount of assets and amount of liabilities which may be re-priced in the same time period is referred to as the "gap". If more assets than liabilities are re-priced at a given time, net interest income tends to improve in a rising rate environment and to decline with lower rates. If more liabilities than assets are re-priced under the same conditions, the opposite tends to prevail.

     The Bank's interest rate sensitive assets and liabilities reprice fairly frequently. In total, the Bank re-prices more assets than liabilities and, therefore earns greater interest spread as interest rates, particularly the Bank's prime rate, increase and earns a lesser interest spread as rates decrease. Within a one year horizon, approximately 74 percent of the Bank's total interest rate sensitive assets and 94 percent of the Bank's total rate sensitive liabilities mature or reprice at September 30, 1995.

     The Bank evaluates its interest rate risk by analyzing the repricing characteristics of its balance sheet instruments and monitoring the difference between the amount of interest rate sensitive assets and liabilities, which reprice within one year ("one year gap"). At September 30, 1995, the one year gap as a percentage of total earning assets was -3.15 percent, compared to -2.67 percent at December 31, 1994.


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

     Bancorp's and the Bank's capital ratios at September 30, 1995 and December 31, 1994 are as follows:

                              September 30,    December 31,     Regulatory
                                       1995           1994        Minimum
Bancorp:
     Tier 1 capital ratio            15.43%         15.99%          4.00%
     Total capital ratio             16.45%         17.06%          8.00%
     Leverage ratio                  10.46%          9.80%          3.00%
Bank:
     Tier 1 capital ratio            15.22%         16.08%          4.00%
     Total capital ratio             16.24%         17.14%          8.00%
     Leverage ratio                  10.28%          9.90%          3.00%



There are no known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the Company's capital resources, liquidity, asset quality, or results of operations.

                               Signatures


Pursuant to the requirements of Section 15(c) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TRANS PACIFIC BANCORP




/s/ Eddy S.F. Chan
Eddy S.F. Chan, President



/s/ Daniel Y. Lee
Daniel Y. Lee, Chief Financial Officer


Date:  November 6, 1995