Form 10-K405
period 1995-12-31
TRANS PACIFIC BANCORP
filed 1996-03-28
CIK 729661

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 Form 10-K

             Annual Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995 Commission file number: 2-86902


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

YES  X         NO

Indicate by check mark if disclosure of delinquent filers pursuant to item
405
of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.          [ X ]

Aggregate market value of the voting stock held by non-affiliates of the registrant at February 29, 1996:

Common Stock, no par value,
$3,900,000

Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class                                      Outstanding at February 29, 1996
Common Stock, no par value                                        1,118,195


Documents Incorporated by Reference:

PARTS I, II, & IV - Annual Report to Shareholders for the year ended December 31, 1995 ("1995 Annual Report").

PART III - The Proxy Statement for the Annual Meeting of Stockholders will be filed by registrant within 120 days after the end of the fiscal year covered by this report.

                                  PART I
Item  1.  Business


General

     Trans Pacific Bancorp, a California Corporation ("Bancorp") is the Bank holding company of Trans Pacific National Bank (the "Bank"), its wholly owned subsidiary, a national bank conducting a commercial banking business which opened for business on August 21, 1984. Other than acting as the holding company for the Bank and as the lessee of the Bank's premises, Bancorp does not currently conduct any other substantial activities. Accordingly, the reported consolidated net income for 1995 resulted primarily from the Bank's operations.

     The Bank is headquartered in the "South of Market" area of the City of San Francisco and is engaged in a wide variety of business operations customarily conducted by independent commercial banks in California, including the acceptance of checking and savings deposits, the issuance of certificates of deposit, and the making of loans. The Bank's primary lending activities are commercial loans, commercial lines of credit and short-term real estate-related loans. Additionally, the Bank continues to provide credit to the communities from which it draws deposits, with added emphasis on small business loans in low and moderate income areas. To a lesser extent, the Bank has engaged in consumer lending in the form of loans to individuals for household, family and other personal expenditures. As of December 31, 1995, the Bank had net loans totalling $38.3 million.
Commercial loans and lines of credit represent 48 percent of the Bank's total loan portfolio and real estate loans represent 46 percent, and consumer and other loans 6 percent.

     The Bank also offers safe deposit boxes, ATM cards, traveler's checks, collection accounts and other customary bank services to its customers. The Bank's customers are generally individuals who live or work in the vicinity of the Bank's offices, small to medium size businesses and professional firms. As of December 31, 1995, most of the Bank's deposits had been obtained from local individuals, small businesses, professional firms, and state and local governments. The Bank had approximately 2,000 accounts totalling over $57 million in deposits as of December 31, 1995. Demand deposits, both interest-bearing and non-interest bearing represent 65 percent of the Bank's total deposits portfolio, time deposits represent 33 percent, and savings deposits
2 percent.

     In 1988, the Bank opened its International Department to provide banking products for customers dealing in international trade. The International Department provides a broad range of trade finance products, such as foreign exchange and foreign drafts, import and export letters of credit, documentary collections, standby letters of credit, and bankers acceptances. The International Department provides the Bank with an opportunity to offer trade finance services to U.S.-based small business and middle-market customers, a service which is generally not offered by community banks. Bancorp's headquarters location in San Francisco, a major international port city, is ideally located for trade activity with Pacific Rim countries.

     Also, in 1988, the Bank opened its second branch office, in downtown Alameda, in order to expand into the East Bay market of Northern California. To supplement the Alameda branch's deposit base, the Bank in 1990 acquired the deposits of the Webster Street branch of Southern California Savings and Loan in Alameda. This acquisition of a large base of retail time deposits and savings accounts enabled the Bank to increase its market share and customer base in Alameda and the surrounding areas.

Competition

     The banking business in the Bank's market area, the San Francisco Bay Area, is extremely competitive and has become increasingly so in recent years as major California banks have entered the small-business loan market. Additionally, the Bank competes with agencies of foreign banks, savings and loans, credit unions, finance companies and other non-banking institutions, such as brokerage firms, insurance companies and investment banking firms, all who offer similar services to customers.

     Among the competitive advantages that larger financial institutions have are the resources and ability to conduct large-scale marketing campaigns and to allocate investment assets, including loans, to regions of higher demand and yield. The larger institutions also have higher lending limits available to customers with large credit needs. The Bank's current maximum legal lending limits to a single borrower and related parties was $1 million on an unsecured basis and $1.7 million on a fully secured basis.

     For borrowers requiring loans in excess of the Bank's legal lending limits, the Bank has underwritten and will continue to underwrite such loans on a participating basis with its correspondent banks and with other independent banks, retaining that portion of such loans that is within its lending limits.

     The Bank believes it can continue to successfully compete by emphasizing personal customer contact and by providing a higher degree of personalized banking service to its customers. While Management believes that its service approach can help build customer loyalty and can offset competitive disadvantages resulting from legal and regulatory constraints due to its size, no assurances can be given that the Bank will succeed in this extremely competitive industry.


Federal Reserve Monetary Policy

     The earnings of Bancorp are not only affected by general economic conditions, but also by the policies of various governmental regulatory authorities in the United States and abroad. In particular, the Federal Reserve System exerts a significant influence on interest rates and credit conditions, primarily through open market operations in U.S. Government securities, varying the discount rate on member bank borrowings and setting reserve requirements against deposits. Federal Reserve monetary policies have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future.


Supervision and Regulation

     Under the Bank Holding Company Act (the Act), Bancorp is required to file reports of its operations with the Board of Governors of the Federal Reserve System (the Federal Reserve) and is subject to examination by regulators. Further, the Act restricts activities in which Bancorp may engage and the activities of any company in which the Bancorp owns more than 5 percent of the voting shares. Generally, permissible activities are limited to banking, the business of managing and controlling banks and activities closely related to banking as determined by the Federal Reserve.

     The Bank, as a national bank, is subject to regulation and examination by the Office of the Comptroller of the Currency (OCC), the Federal Reserve and the Federal Deposit Insurance Corporation. Additionally, there are numerous requirements and restrictions in the laws of the United States and the State of California affecting the Bank and its operations including: the requirement to maintain reserves against deposits; restrictions on the nature and amount of loans that it may make; requirements for community reinvestment; restrictions relating to its investments; restrictions relating to the places at which it may operate branches and its ability to acquire other banks and financial institutions. Throughout 1993 and for part of 1994, the Bank was operating under a Formal Agreement with the OCC, which required specific capital ratios and required management to implement certain steps to strengthen the Bank's operations. The Formal Agreement was terminated in September 1994, as the Bank had achieved full compliance with its terms.

     Additionally, for part of 1993 and throughout 1994, Trans Pacific
Bancorp operated under a Memorandum of Understanding (MOU) with the Federal Reserve Bank, which required filing of progress reports and restricted certain operations, including the payment of cash dividends and issuance of additional debt. This MOU was terminated in February, 1995.

     Major regulatory changes affecting the Bank, and the financial services industry in general have occurred in the last several years and can be expected to occur increasingly in the future. The most significant recent change affecting banks was the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). In addition to providing for the recapitalization of the Bank Insurance Fund, this law makes a number of far-reaching changes in the legal environment for insured banks, including reductions in insurance coverage for certain kinds of deposits, increases in consumer-oriented requirements and disclosures, and major revisions to conform the process of supervision and examination of depository institutions, with an emphasis on risk-weighted capital levels. It is expected that this law and any other current proposals for regulatory change should not have a material effect on the operations, capital resources or liquidity of Bancorp or the Bank.


Employees

     The Bank employed 35 full time equivalent persons at December 31, 1995. Management believes that its employee relations are excellent and that the compensation and benefits provided by the Bank to its employees are competitive. Benefits for Bank employees include stock options, an Employee Stock Ownership Plan and a 401(k) plan. Bancorp had no salaried employees at December 31, 1995.

                         STATISTICAL DISCLOSURES


I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

     Information on the distribution of assets, liabilities, and stockholder equity and on interest rates and interest differential is incorporated by references from pages 8 and 9 of the 1995 Annual Report.


II.  Investment Portfolio

Carrying Value of Investments, Maturity Ranges, Weighted Average Yield

     The following table list the carrying value, in thousands, and yield by expected remaining principal maturity date of the investment portfolio at December 31, 1995. The weighted average yield is calculated based on the amortized cost of securities.

                                                        Weighted
                                                         Average
Available for sale securities   Amortized Cost  Fair Value Yield

US Treasury securities
  and other government agency:
    Due within 1 year              $     4,511 $  4,519    5.86%
    Due after 1 year through 5 years     4,775    4,784    5.75%
                                         9,286    9,303    5.80%

Mortgage-backed securities               2,692    2,699    6.65%

Other securities:
    Due within 1 year                      727      725    4.70%
    Due after 1 year through 5 years       830      780    4.86%
    Due after 10 years                     365      365    4.96%
                                         1,922    1,870    4.96%

                                   $    13,900 $  13,872   5.85%



    Other securities consist principally of corporate bonds. Expected remaining maturities may differ from remaining contractual maturities because borrowers have the right to prepay certain obligations with or without penalties.

    Information regarding the carrying value of investments at December 31, 1994 is incorporated by reference from pages 30 and 31 of the 1995 Annual Report.

III.               Loan Portfolio

Loans Outstanding by Type

    Information regarding types of domestic loans and loan concentrations at December 31, 1995 and 1994 is incorporated by reference from pages 21, 32 and 33 of the 1995 Annual Report. The Bank had no foreign loans at December 31, 1995.


Maturities and Sensitivity to Changes in Interest Rates

    Final loan maturities, in thousands, and rate sensitivities of the loan portfolio at December 31, 1995 are as follows:

                              Within  One-Five    After
                            One Year     Years Five Years  Total

Loans at fixed interest rates:
    Commercial            $    5,124     2,753        -    7,877
    Real Estate                   18     2,552      500    3,070
    Installment                    7       140        -      147
    Other                         40         -        -       40

Total fixed interest-rate loans5,189     5,445      500   11,134

Loans at variable interest rates:
    Commercial                10,620         -        -   10,620
    Real Estate               12,627     2,345        -   14,972
    Installment                   20         -        -       20
    Preference Line            1,998        -        -     1,998

Total variable
interest-rate loans           25,265     2,345        -    27,610

    Total                 $   30,454     7,790      500    38,744


Non Performing Assets

    Information on non-performing assets and risk elements is incorporated by reference from pages 12 and 13 of the 1995 Annual Report.


IV. Summary of Loan Loss Experience


Allocation of the Allowance for Loan Losses

    Information on the allocation of the allowance for loan losses by loan type is incorporated by reference from pages 13 through 15 of the 1995 Annual Report.


Annual Credit Loss Experience

    Information on annual credit loss experience is incorporated by reference from pages 15 and 16 of the 1995 Annual Report.

V.  Deposits


Average Amount and Rates Paid


    Information on average deposits amounts and rates paid on domestic deposits is incorporated by reference from page 9 of the 1995 Annual Report. At December 31, 1995 and 1994, deposits of foreign depositors were not material.


Time Certificates of Deposit Greater Than $100,000

    Information on time certificates of deposits greater than $100,000 is incorporated by reference from page 36 of the 1995 Annual Report.



VI. Return on Equity and Assets

                                                   Years ended December 31,

                                   1995         1994        1993

    Return on average assets       0.73%        0.30%      (.89)%
    Return on average equity       7.14%        3.03%     (9.90)%
    Dividend payout ratio             -            -           -
    Equity to assets ratio        10.08%       10.48%      9.12 %



VII.                                   Short-Term Borrowings


    Outstanding amounts, in thousands, of selected short-term borrowings were as follows:

                                                  Years ended
                                                  December 31,

                                        1995       1994     1993


Federal funds purchased and
  repurchase agreements:
Average amount outstanding        $       47         .3      293
Daily average rate                      6.43%      4.81%    3.31%
Highest month-end balance         $      900          -    2,049
Year-end balance                  $        -          -        -
Rate on outstandings at year end           -          -        -

Other borrowed funds:
Average amount outstanding        $      212        885      623
Daily average rate                      6.10%      5.22%    5.46%
Highest month-end balance         $      454      1,329    1,006
Year-end balance                  $      186        540      603
Rate on outstandings at year end        5.24%      5.15%    4.61%



    Federal funds borrowed are repaid the following business day. Repurchase agreements and other borrowed funds generally have original maturities not exceeding 180 days.



Item 2.   Properties

    Bancorp and the Bank's headquarters are located at 46 Second Street in San Francisco, California in the city's downtown Financial District. The building, with 8,500 square feet of usable space is under lease, which expires in April, 2001, with a 3 year renewal option available under similar terms.

    The Bank maintains another branch at 1442 Webster Street in Alameda, California. The premises, purchased by Bancorp in 1988 and sold to the Bank in 1993, contains approximately 4,700 square feet.

    Bancorp believes that its facilities are well maintained and are generally adequate for its present and anticipated future needs.



Item 3.   Legal Proceedings

    The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, after review with independent legal counsel, the ultimate liability resulting from such claims and lawsuits will not have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

    There were no material proceedings adverse to the Bank or Bancorp to which any director, officer, affiliate of the Bank or Bancorp, or 5 percent shareholder of the Bank or Bancorp, or any associate of any such director, officer, affiliate or 5 percent shareholder of the Bank or Bancorp, was a party adverse to the Bank or Bancorp. Additionally, none of the above persons had a material interest adverse to the Bank or Bancorp.



Item 4.   Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of security holders during the fourth quarter of Bancorp's fiscal year covered by this report.

                                  PART II



Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters


Market Information

    The common stock of Trans Pacific Bancorp (symbol: TPAE) is publicly traded in limited and infrequent transactions on the NASDAQ Bulletin Board. According to information made available to Bancorp, the range of high and low bids for such common stock for each calendar quarter since January 1994 is as follows:


          Calendar Year 1995   High      Low

          First Quarter      $ 2.50     2.25
          Second Quarter       2.75     2.25
          Third Quarter        4.50     2.50
          Fourth Quarter       4.88     4.50


          Calendar Year 1994   High      Low

          First Quarter      $ 2.00     2.00
          Second Quarter       2.00     2.00
          Third Quarter        2.00     2.00
          Fourth Quarter       2.25     2.00



    The last bid price known to Bancorp for its common stock was $4.75.

    There are no current plans to offer any common stock of Bancorp in a public offering.


Holders

    As of December 31, 1995, there were 301 holders of the common stock of Bancorp. There are no other classes of common equity outstanding.


Dividends

    Through December 31, 1995, Bancorp had never paid a cash dividend to stockholders. On February 23, 1996 a special dividend was declared to shareholders of record March 8, 1996. Bancorp has no current plans to pay regular dividends.


Item 6.   Selected Financial Data

    Selected financial data for the five years 1991 through 1995 is incorporated by reference from page 6 of the 1995 Annual Report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated by reference from pages 7 through 19 of the 1995 Annual Report.



Item 8.   Financial Statements and Supplementary Data

    The Report of Independent Auditors and the Consolidated Financial Statements of Bancorp are incorporated by reference from pages 20 through 44 of the 1995 Annual Report.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    During fiscal years 1995 and 1994, Bancorp neither changed its accountants nor reported a disagreement on Form 8-K on any matter of accounting principles or practices or financial statements disclosure.

                                 PART III



Item 10.  Directors and Executive Officers of the Registrant


    Information concerning directors and persons nominated to become directors of Bancorp is incorporated by reference to the text under the captions "Item 1: Election of Directors", "Security Ownership of Management", and "Executive Compensation" in the Proxy Statement for the May 23, 1996 Annual Meeting of Shareholders of Bancorp.

    Information concerning executive officers of the Bank as of March 1, 1996 is set forth below.


    Name                Age        Position with Registrant

    Eddy S.F. Chan      48         President and Chief Executive Officer

    Robert A. Hinkle    51         Executive Vice President and Chief
                                   Lending Officer

    John K. Wong        47         Executive Vice President

    Bonnie L. Hao       48         Senior Vice President

    Kiran C. Mehta      46         Senior Vice President

    Grant B. Schley     54         Senior Vice President

    Dennis B. Jang      33         Vice President and Chief Financial
                                   Officer

    Crystal Z. Hundahl  38         Vice President

    Lorraine S. Braud   50         Vice President



Eddy S.F. Chan was appointed President and Chief Executive Officer of Bancorp on January 1, 1984. He was appointed Chairman of the Bank on January 1, 1983 and President and Chief Executive Officer of the Bank on January 1, 1984.

Robert A. Hinkle was appointed Executive Vice President on April 1, 1995 in addition to his title of Chief Lending Officer. He had served as Senior Vice President and Chief Lending Officer of the Bank since December 1, 1992. Previously, he served as Executive Vice President and Chief Operating Officer of Century Bank, San Francisco from 1987 to 1992.

John K. Wong was appointed Executive Vice President on April 1, 1995. Previously he was a Senior Vice President of the Bank, appointed on January 1, 1989. He was elected as a director of Bancorp in 1983 and as a director of the Bank in 1984.

Bonnie L. Hao was appointed Senior Vice President of the Bank on April 1,
1995. Previously, she was Vice President of the Bank from 1992 to 1995, and was Vice President of California National Bank, San Francisco from 1989 to 1992.

Kiran C. Mehta was appointed Senior Vice President, Credit Administration of the Bank on January 1, 1989.

Grant B. Schley was appointed Senior Vice President of the Bank on January 1, 1994. From 1992 to 1994, he was the Regional Branch Manager. Previously, he served as Vice President of Financial Center Bank, San Francisco from 1985 to 1990.

Dennis B. Jang was appointed Chief Financial Officer on March 1, 1996, in addition to his title as Vice President and Corporate Secretary. He was appointed Vice President on January 1, 1994. Previously, he was Assistant Vice President of the Bank from 1990 to 1994.

Crystal Z. Hundahl was appointed Vice President of the Bank on January 1, 1994, in addition to her title as Controller. Previously, she was Assistant Vice President of the Bank from 1988 to 1994.

Lorraine S. Braud was appointed Vice President of the Bank on February 16, 1995. Previously, she served as Vice President of Bank of San Francisco from 1986 to 1993.


All Executive Officers serve at the pleasure of the Board.  Crystal Z.
Hundahl is the niece of Eddy S.F. Chan. There are no other family relationships between any other officers.



Item 11.  Executive Compensation

    Information concerning executive compensation is incorporated by reference from the text under the captions, "Item 1: Election of Directors" and "Executive Compensation" in the Proxy Statement for the May 23, 1996 Annual Meeting of Shareholders.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

    Information concerning ownership of equity stock of the Parent by certain beneficial owners and management is incorporated by reference from the text under the captions, "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement for the May 23, 1996 Annual Meeting of Shareholders.


Item 13.  Certain Relationships and Related Transactions

    Information concerning certain relationships and related transactions with officers and directors is incorporated by reference from the text under the caption, "Item 1: Election of Directors" in the Proxy Statement for the May
23, 1996 Annual Meeting of Shareholders.

                                  PART IV



Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a) Document filed as part of this report:

              1.   Financial Statements

              The Consolidated Financial Statements, Notes thereto, and Independent Auditors' Report are incorporated herein by reference from pages 20 through 44 of the 1995 Annual Report.

              2.   Financial Statement Schedules

              All schedules for which provision is made in the applicable accounting regulations of the Securities Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

              3.   Exhibits


EXHIBIT   DESCRIPTION
NUMBER



3.1 Articles of Incorporation of Trans Pacific Bancorp, incorporated by reference to Exhibit 3.1 to Bancorp's Registration Statement on Form S-1 (No. 2-86902).

3.2 Amended By-Laws of Trans Pacific Bancorp, incorporated by reference to Exhibit 3.2 to Bancorp's Registration Statement on Form S-1 (No. 2-86902).

3.3 Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.3 to Bancorp's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

3.4 Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.4 to Bancorp's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

4.1       Specimen Stock Certificate, incorporated by reference to Exhibit
          4.1 to Bancorp's registration Statement on Form S-1 (No. 2-86902).

10.2      Employee Stock Option Plan, incorporated by reference to  Exhibit
          10.2 to Bancorp's Registration Statement on Form S-1 (No. 2-86902).

10.10 Amendment to Employee Stock Option Plan incorporated by reference to Exhibit 10.10 to Bancorp's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

10.11 Amendment to Employee Stock Option Plan dated September 21, 1989 incorporated by reference to Exhibit 10.11 to Bancorp's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

10.12 Trans Pacific Bancorp Employee Stock Ownership Plan and Trust is incorporated by reference to Exhibit 4.1 to Bancorp's Registration Statement on Form S-8 (No. 33-39190).

10.13 Trans Pacific Bancorp Non Qualified Stock Option Plan is incorporated by reference to Exhibit 4.1 to Bancorp's Registration Statement on Form S-8 (No. 33-39191).

22.1      Subsidiaries of the Registrant, incorporated by reference to
          Exhibit 22.1 to Bancorp's Registration Statement on Form S-1 (No. 2-86902).

23        Consent of KPMG Peat Marwick LLP.



     (b) No reports on Form 8-K were filed by Bancorp during the fourth quarter of 1995.

                                 SIGNATURES


     Pursuant to the requirements of Section 15 (c) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TRANS PACIFIC BANCORP


/s/ EDDY S.F. CHAN
(Eddy S.F. Chan)  President


Date:    March 21, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 21st day of March 1996.



Signature                     Title


/s/ JAMES A. BABCOCK          Director and Chairman of the Board
(James A. Babcock)


/s/ EDDY S.F. CHAN            Director, President and CEO
(Eddy S.F. Chan)              (Principal Executive Officer)


/s/ JOHN T. STEWART           Director and Secretary
(John T. Stewart)


/s/ SIMON S. TENG             Director and Treasurer
(Simon S. Teng)               (Principal Financial & Accounting Officer)


/s/ FRANKIE G. LEE            Director and Vice Chairman
(Frankie G. Lee)


/s/ JOHN K. LEE               Director
(John K. Lee)


/s/ MASAYUKI NAKAHIRA         Director
(Masayuki Nakahira)


/s/ FRANK K.W. WONG           Director
(Frank K.W. Wong)


/s/ JOHN K. WONG              Director
(John K. Wong)