Form 10-Q
period 1996-03-31
TRANS PACIFIC BANCORP
filed 1996-05-16
CIK 729661

SECURITIES AND EXCHANGE COMMISSION
	Washington, DC  20549

	Form 10-Q

	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended: March 31, 1996	      Commission file number: 2-86902



	TRANS PACIFIC BANCORP
	(Exact name of registrant as specified in its charter)



California	                                                      94-2917713
(State or other jurisdiction of	        (I.R.S. Employer Identification No.)
incorporation or organization)


46 Second Street, San Francisco, California	94105
(Address of principal executive offices)      	(Zip Code)


Registrant's telephone number, including area code:  (415) 543-3377



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


YES     X  			NO

Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:


Class:					                          	Outstanding at: April 30, 1996
Common Stock, no par value	                                1,118,195




TABLE OF CONTENTS






PART I.  FINANCIAL INFORMATION	                                     1

Item 1.  Interim Consolidated Financial Statements	                 1

Item 2.  Management's Discussion and Analysis of Financial
	Condition and Results of Operations	                               7


PART II.   OTHER INFORMATION	                                      13

Signatures	                                                        13




PART I.  FINANCIAL INFORMATION

Item 1.  Interim Consolidated Financial Statements

Trans Pacific Bancorp and Subsidiary
CONSOLIDATED BALANCE SHEETS
	(unaudited)

 Assets	                                              March 31,	December 31,

                                                          	1996        	1995

Cash and due from banks                            	$	3,987,195   	5,190,611
Federal funds sold	                                  	2,875,000   	4,725,000
Interest-bearing deposits with banks	                  	584,713     	489,713
Securities available for sale, at fair value	       	14,270,489  	13,870,220
Loans:
Commercial                                         		19,654,050  	18,555,335
Real estate                                        		18,469,402	  17,982,782
Preference lines                                    		1,915,630   	1,997,955
Installment and other loans	                           	244,478     	208,016

	Total Loans                                       		40,283,560  	38,744,088

	Allowance for possible loan losses                   		408,997     	403,651

Loans, net		                                         39,874,563  	38,340,437

Premises and equipment, net                           		909,042     	932,553
Customer acceptance liabilities                       		129,592      	50,393
Core deposit intangibles	                              	412,398     	437,141
Accrued interest receivable and other assets	        	1,104,586     	790,452

	                                                		$	64,147,578  	64,826,520










See accompanying notes to the unaudited interim consolidated financial statements.


	Trans Pacific Bancorp and Subsidiary
	CONSOLIDATED BALANCE SHEETS
	(unaudited)


Liabilities and Stockholders' Equity	               March 31,    	December 31,

		                                                    		1996            	1995

Liabilities:
Non-interest-bearing demand deposits            	$	8,996,338      	10,453,322
Interest-bearing demand deposits                 	28,233,113	      26,913,507
Savings		                                          1,069,981	       1,023,815
Time deposits		                                   18,311,958	      19,173,344

	Total deposits	                                 	56,611,390      	57,563,988

Accrued interest payable                           		151,185         	178,430
Other borrowed funds	                               	306,223         	186,432
Acceptances outstanding                            		129,592          	50,393
Other liabilities                                  		445,889	         315,306

	Total liabilities	                              	57,644,279      	58,294,549


Commitments and contingencies


Stockholders' Equity:
Common stock, no par value;
  10,000,000 shares authorized, 1,118,195
  shares outstanding 	                            	5,784,323       	5,784,323
Retained Earnings	                                  	801,476         	768,648
Net unrealized losses on securities
 available for sale                                 	(82,500)        	(21,000)

	Total Stockholders' Equity                      		6,503,299       	6,531,971


                                                $	64,147,578      	64,826,520








See accompanying notes to the unaudited interim consolidated financial statements.


	Trans Pacific Bancorp and Subsidiary
	CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                                    	3 months ended March 31,

                                                   				    	1996      		1995

Interest income:
Loans                                          	     	$	1,018,323	  	899,948
Investment securities	                                  		189,544	  	189,472
Deposits with banks		                                     	10,788    		2,930
Federal funds sold		                                      	59,295    		8,480

	Total interest income                               			1,277,950 		1,100,830

Interest expense:
Deposits	                                               		494,095   		345,091
Other borrowed funds		                                     	2,594	    	10,251

	Total interest expense                                			496,689   		355,342

	Net interest income                                   			781,261   		745,488
Provision for possible loan losses                        			-	       	10,000

	Net interest income after provision
for possible loan losses                               			781,261   		735,488

Non-interest income:
Service charges on deposit accounts		                     	78,539	    	65,037
Gain on loan sale		                                       	23,625	       	-
Other charges and fees		                                  	77,196    		65,041

	Total non-interest income                             			179,360   		130,078

Non-interest expense:
Salaries and employee benefits                         			411,967   		420,346
Occupancy expense		                                       	69,686    		70,941
Furniture and equipment expense		                         	19,122    		26,570
Other operating expenses		                               	263,562	   	214,605

	Total non-interest expense		                            	764,337	   	732,462

Income before income taxes                             			196,284	   	133,104
Income tax expense	                                      		74,000    		42,000

	Net income	                                           	$	122,284	    	91,104

Average shares outstanding		                           	1,118,195	 	1,118,195

Net income per share (note 2)                            		$	0.11      		0.08

Dividend declared per share                               	$	0.08          -


See accompanying notes to the unaudited interim consolidated financial statements.


Trans Pacific Bancorp and Subsidiary
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)


                                                   			3 months ended March 31,

                                                 			      	1996        	1995

Cash flows from operating activities:
Net income                                           	$	122,284      	91,104
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	                          	50,482      	57,414
Provision for loan losses                                   		-      	10,000
(Decrease) increase in accrued interest payable	       	(27,245)      	3,968
Increase in other liabilities	                         	161,285     	228,169
Increase in accrued interest receivable
   and other assets                                  		(324,338) 	(1,539,175)

Total adjustments		                                    (139,816) 	(1,239,624)

Net cash used in operating activities	                 	(17,532) 	(1,148,520)

Cash flows from investing activities:
Increase in loans funded, net of
  principal collected	                              	(1,534,126) 	(3,166,190)
Net (increase) decrease in deposits with banks	        	(95,000)    	395,304
Proceeds from principal repayments and
  maturity of/called securities	                     	4,264,511   	1,158,123
Purchase of securities available for sale	          	(4,746,780)   	(359,819)
Purchase of premises and equipment assets	              	(2,226)     	(4,933)

Net cash used in investing activities	              	(2,113,621) 	(1,977,515)

Cash flows from financing activities:
Net decrease in demand deposits
  and savings accounts                                		(91,212)   	(687,419)
Net (decrease) increase in time deposits	             	(861,386)  	1,536,419
Proceeds from other borrowed funds	                    	194,378      	70,911
Repayment of other borrowed funds	                     	(74,587)   	(305,921)
Dividends paid	                                        	(89,456)         	-

Net cash (used in) provided by financing activities  		(922,263)    	613,990

Net decrease in cash and cash equivalents          		(3,053,416)	 (2,512,045)
Cash and cash equivalents at beginning of period    		9,915,611   	7,377,239

Cash and cash equivalents at end of period         	$	6,862,195   	4,865,194




See accompanying notes to the unaudited interim consolidated financial statements.


	Trans Pacific Bancorp and Subsidiary
	CONSOLIDATED STATEMENT OF CASH FLOWS  -  CONTINUED
(unaudited)

	                                                 		3 months ended March 31,

                                                       				1996	       1995


Supplemental disclosures of cash flow information
Non-cash investing and financing activities:
Reduction of guaranteed ESOP obligation                   	$	-        	11,250
Change in unrealized losses on securities
   available for sale, net of taxes	                       	61,500    	52,500

Cash paid during the period for:
Interest                                                 		523,934   	351,374
Income taxes	                                                	-        	-



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

The results of operations for the three month period ended March
31, 1996 are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with Bancorp's Annual Report on Form 10-K for the year ended December 31, 1995.

Certain amounts in prior periods have been reclassified to conform to the current period presentation.


Note 2.	Net Income per Share

Net income per share is computed by dividing the net income by the average number of shares outstanding during the period. Average common share equivalents were anti-dilutive and have been excluded from the per share computations.








Item 2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations


I.	Overview

Trans Pacific Bancorp reported earnings of $122,284, or $0.11 per share, in the first quarter of 1996, up from earnings of $91,104, or $0.08 per share in the first quarter of 1995. Return on average assets, or ROA, was 0.76 percent for the first quarter of 1996, versus
0.64 percent in the same period for 1995. Return on average equity, or ROE, was 7.50 percent for the first quarter of 1996, versus 6.04 percent in the same period for 1995.

These results reflect the Bank's increased business development efforts and the improved San Francisco Bay Area economy. Accordingly, 1996 earnings were higher compared to the 1995 results.

At March 31, 1996, total loans were $40.3 million, up 4 percent from $38.7 million at 1995 year end, while total deposits were $56.6 million, down 2 percent from $57.6 million at 1995 year end. Total assets were $64.1 million, down 1 percent from $64.8 million at 1995 year end.


II.	Results of Operations

The following details the components of net income for the three months ended March 31, 1996 and 1995:

(as a percentage of average earning assets)   	1996      	1995

Net interest income                         			5.38 %     	6.10 %
Provision for loan losses		                    	-	        (0.08)
Non-interest income		                         	1.23       	1.06
Non-interest expense	                       		(5.26)     	(5.99)
Income tax expense		                         	(0.51)     	(0.34)

	Net income	                                 		0.84 %     	0.75 %


Net interest income for the first three months in 1996 increased by $35 thousand, or 5 percent from the same period in 1995 to $781 thousand. Separately, interest income increased $177 thousand, or 16 percent, and interest expense increased $142 thousand, or 39 percent, in the first three months of 1996. The increase in interest expense was caused by an increase in cost of funds of 57 basis points due to competitive pressures in market rate and time deposits. The increase in interest income was due to increased loan demand and an increased level of interest-earning assets. The net interest margin, which represents the average net yield on earning assets was 5.38 percent for the first quarter of 1996 versus 6.10 percent for the same period in 1995.

The following table lists the average amounts, in thousands, outstanding for major categories of interest-earning assets (excluding non-accrual loans) and interest-bearing liabilities and the average interest rates earned (including loan fee income) and paid for the periods indicated.

Average Balances and Rates	Three months ended March 31,

                            	1996	                      1995

                 		       Interest	 Average	     	     Interest	Average
	                Average  	Income/	  Yield   	Average 	Income/ 	Yield/
	                Balance  	Expense	  Rates	   Balance	 Expense 	Rate

Earning Assets
Loans           	$	39,913  	1,018   	10.20%   	34,621   	900   	10.25%
Investment
securities        	13,271    	190    	5.71%   	13,280   	189    	5.71%
Federal funds sold 	4,373     	59    	5.42%      	601     	9    	5.64%
Interest-bearing
deposits with banks  	573     	11    	7.52%      	372     	3    	3.15%

	Total interest-earning
 assets         	$	58,130  	1,278    	8.79%   	48,874  	1,101   	8.92%

Interest-Bearing Liabilities:
Deposits:
	Demand,
interest-bearing	$	26,884    	230	    3.42%   	19,939    	144   	2.89%
	Savings	           1,021      	6    	2.25%    	1,267      	7   	2.22%
	Time             	18,977    	258    	5.45%   	17,082    	194   	4.55%
Other short-term
borrowings           	195      	3    	5.32%      	649     	10    6.32%

	Total interest-bearing
 liabilities    	$	47,077    	497    	4.22%    	38,937    	355  	3.65%

	Net interest income	      $ 	781                     			$	746
	Net interest-earning assets yield		 	5.38%	                   		6.10%

Non-interest income increased to $179 thousand in the first quarter of 1996, up $49 thousand, or 38 percent, from $130 thousand in the first quarter of 1995. Included in this difference in non-interest income was the $24 thousand gain on sale of a loan in the first quarter of 1996.

Non-interest expense increased to $764 thousand in the first quarter of 1996 from $732 thousand in the same period of 1995, an increase of 4 percent in total. Separately, for the first three months of 1996, personnel expense, which includes an accrual for incentive payments made under a management incentive plan implemented in late 1995, was down 2 percent from the same period ending March 1995, due primarily to reduction in headcount to 34 FTEs in 1996 compared to 38 FTEs in the previous year. Also, no ESOP contribution was made in 1996. Occupancy and equipment expense were lower by 2 percent and 28 percent, respectively for the first three months of 1996 as depreciation was lower due to some equipment being fully amortized in 1995. For the first three months of 1996, other operating expenses were $264 thousand, up 23 percent from $215 thousand for the first three months of 1995, due to a $50,000 operational loss.

The provision for income taxes was $74 thousand in the first quarter of 1996 versus $42 thousand in the first quarter of 1995.

The effective tax rate for 1996 was 38 percent, which was higher than 32 percent in 1995 because the Company expects to reduce the remaining deferred tax asset valuation in 1996 which will cause a higher effective tax rate.


III.	Asset Quality

Asset quality continued to be maintained at satisfactory levels during the first quarter of 1996. Classified assets totaled $2.1 million at March 31, 1996 compared to $1.4 million at December 31, 1995. The increase in classified assets was due to one loan and one security downgrade during the first quarter of 1996. Non-performing assets, comprised of non-accrual loans, totaled $37 thousand at March 31, 1996, compared to $45 thousand at December 31, 1995.

There was no provision for loan losses in the first quarter of 1996 versus $10 thousand in the first quarter of 1995. The determination of the provision for loan losses and, correspondingly, the level of the allowance for loan losses is based on evaluations of changes in the nature and volume of the loans portfolio, overall portfolio quality, review of specific problem loans, prior loan loss experiences and current economic conditions that may affect the borrower's ability to pay.

The following table summarizes the provision for loan losses, net credit recoveries and allowance for loan loss activity for the periods indicated:



(in thousands)	For the three	months ended	March 31,
	                            1996	          1995
Balance, beginning of period	 404	           390
Provision for loan losses     	-	             10

Credit losses	                (4)             	-
Credit loss recoveries	        9	             108
	Net credit recoveries	        5	             108

Balance, end of period      	$	409	           508


Ratio of net credit recoveries to
average loans outstanding	    0.01%	          0.31%

The allowance for possible loan losses increased to $409 thousand, or 1.02 percent of total loans at March 31, 1996 compared to $404 thousand at December 31, 1995, which was 1.04 percent of total loans at 1995 year end.



The table below provides a breakdown of the allowance for loan losses by loan category as of March 31, 1996 and December 31, 1995. Although management has allocated the allowance to specific loan categories, the adequacy of the allowance must be considered in its entirety. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

(in thousands)	        March 31, 1996	           December 31, 1995
	                                   	% of 	                	% of
	                        Allowance	Loans	         Allowance	Loans
Commercial                	$	269	   1.37%	          $	226	  1.22%
Real Estate - Construction	   	-   	-	                	-   	-
Real Estate - Mortgage		      74	   0.40%		            82	  0.45%
Consumer		                    12	   0.57%		            9	   0.40%
Unallocated	                 	54    	-		               87  	-
	                          $	409	   1.02%	          $	404	  1.04%

IV.	Asset/Liability Management

The fundamental objectives of the asset/liability management policy of Bancorp and the Bank are to: (1) maintain liquidity and (2) minimize interest rate risk.

Liquidity:  Liquidity is the Company's ability to meet the
present and future needs of its customers for funds, primarily the
funding of loans and deposit withdrawals.   Liquidity is measured and
managed at both the parent and banking subsidiary levels. Bancorp is funded by dividend income from the Bank, as well as through the issuance of equity. Bancorp uses its proceeds primarily to pay the Bank for administrative expenses.

In general, the growth of core deposits and the orderly repayment of the Bank's loan portfolio are the primary source of liquidity. Also, because of its emphasis on relationship banking, the Bank has a relatively stable, local deposit base, and customer deposits and withdrawals have been and are expected to continue to be orderly and manageable. To fund short-term liquidity needs, the Bank maintains Fed Funds sold, time deposits with other financial institutions, short-term money market instruments and securities available for sale that totaled approximately $17.7 million, or 28 percent of assets at March 31, 1996. Additionally, the Bank has established unsecured lines of credit with correspondent banks and reverse repurchase facilities with securities dealers. These credit facilities are subject to periodic review.

As shown in the unaudited interim Consolidated Statement of Cash Flows, cash and cash equivalents decreased to $6.9 million at March 31, 1996, compared to $9.9 million as of December 31, 1995. Cash was used primarily to fund loans to customers. The increase in other assets as of March 31, 1995 was due to in-transit items which cleared the following day.

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

In general, the Bank re-prices more assets than liabilities and, therefore earns greater interest spread as interest rates increase and earns a lesser interest spread as rates decrease. The Bank evaluates its interest rate risk by analyzing the repricing characteristics of its balance sheet instruments. At March 31, 1996, approximately 72 percent of the Bank's total interest rate sensitive assets and 96 percent of the Bank's total rate sensitive liabilities mature or reprice within one year.

V.	Capital Resources

The capital position of the Bancorp represents the level of capital needed to support the operation and expansion of Bancorp and the Bank and to protect depositors and the deposit insurance fund from potential losses.

	On February 23, 1996, a special dividend was declared to shareholders of record as of March 8, 1996. The dividend was paid on March 29, 1996.

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


Bancorp's and the Bank's capital ratios at March 31, 1996 and December 31, 1995 are as follows:


                            	March 31,	December 31,	Regulatory
	                                 1996	        1995	 Minimum

Bancorp:
Tier 1 capital ratio	            15.47%	    15.81%	   4.00%
Total capital ratio	             16.43%	    16.81%	   8.00%
Leverage ratio	                  10.32%	     9.85%	   3.00%

Bank:
Tier 1 capital ratio	            15.31%	    16.06%	   4.00%
Total capital ratio	             16.27%	    17.05%	   8.00%
Leverage ratio	                  10.22%	    10.03%	   3.00%


VI.	New Accounting Pronouncements

	In January, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). Under the provisions of SFAS 121, long-lived assets and certain identifiable intangibles to be held and used by an entity are required to be reviewed for impairment whenever events or changes indicate that the carrying amount of those assets may not be recoverable. The adoption of SFAS 121 did not have any effect on the Company's financial statements.

	On October 23, 1995, the Financial Accounting Standards Board Issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The recognition provisions and disclosure requirements of SFAS 123 are effective January 1, 1996. SFAS 123 allows an entity to either (i) retain the current method of accounting for stock compensation (principally APB Opinion No. 25) for purposes of preparing its basic financial statements or (ii) to adopt a new fair value based method that is established by the provisions of SFAS 123. Companies may continue to apply the accounting provisions of APB Opinion No. 25 in determining net income. However, they must apply the disclosure requirements of SFAS 123. The Company will retain its current method of accounting for stock compensation and thus adoption of SFAS 123 will not have an impact on the Company's financial results.




Part II.   OTHER INFORMATION


Signatures


Pursuant to the requirements of Section 15(c) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TRANS PACIFIC BANCORP




/s/ EDDY S.F. CHAN
Eddy S.F. Chan, President




/s/ DENNIS B. JANG
Dennis B. Jang, Chief Financial Officer

Date:  May 14, 1996