Form 10-Q
period 1996-06-30
TRANS PACIFIC BANCORP
filed 1996-08-13
CIK 729661

SECURITIES AND EXCHANGE COMMISSION
	Washington, DC  20549

	Form 10-Q

	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended: June 30, 1996	Commission file number: 2-86902



	TRANS PACIFIC BANCORP
	(Exact name of registrant as specified in its charter)



California	94-2917713
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)


46 Second Street, San Francisco, California	94105
(Address of principal executive offices)      	(Zip Code)


Registrant's telephone number, including area code:  (415) 543-3377



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


YES     X  			NO


Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:


Class:	Outstanding at: July 31, 1996
Common Stock, no par value	1,120,195



TABLE OF CONTENTS




PART I	FINANCIAL INFORMATION                                               	1

Item 1	Unaudited Interim Consolidated Financial Statements                 	1

Item 2	Management's Discussion and Analysis of Financial Condition and
      	Results of Operations                                               	7

PART II	OTHER INFORMATION                                                 	13

Item 4	Submission of Matters to a Vote of Security Holders                	13

SIGNATURES                                                               		14


Part I  -  Financial Information


Item 1:	Unaudited Interim Consolidated Financial Statements

           	Trans Pacific Bancorp and Subsidiary
                CONSOLIDATED BALANCE SHEETS
                         (unaudited)

Assets	                                                June 30, 	 December 31,


                                                          	1996         	1995
Cash and due from banks                             	$	4,131,892   	5,190,611
Federal funds sold	                                   	4,550,000   	4,725,000
Interest-bearing deposits with banks	                   	388,000     	489,713
Securities available for sale, at fair value	        	13,122,131  	13,870,220
Loans:
Commercial                                          		19,312,258  	18,555,335
Real estate	                                         	22,560,390  	17,982,782
Preference lines	                                     	1,927,568   	1,997,955
Installment and other loans                            		179,899     	208,016


		Total Loans                                       		43,980,115  	38,744,088


		Allowance for possible loan losses	                   	417,410     	403,651
	Loans, net	                                         	43,562,705  	38,340,437

Premises and equipment, net                            		895,867     	932,553
Customer acceptance liabilities	                         	87,308      	50,393
Core deposit intangibles	                               	387,655     	437,141
Accrued interest receivable and other assets	           	831,016     	790,452
		                                                 	$	67,956,574	  64,826,520







See accompanying notes to the unaudited interim consolidated financial statements.

	continued . . .


                    	Trans Pacific Bancorp and Subsidiary
                    CONSOLIDATED BALANCE SHEETS  -  continued
                                 (unaudited)


Liabilities and Stockholders' Equity	                 	June 30, 	December 31,


                                                     			  	1996         	1995
Liabilities:
Non-interest-bearing demand deposits              	$	10,105,725   	10,453,322
Interest-bearing demand deposits	                   	29,162,863   	26,913,507
Savings	                                               	994,697    	1,023,815
Time deposits	                                      	19,683,293   	19,173,344


	Total deposits                                    		59,946,578   	57,563,988
Accrued interest payable	                              	148,550     	 178,430
Other borrowed funds	                                  	728,170      	186,432
Acceptances outstanding	                                	87,308       	50,393
Other liabilities	                                     	413,314      	315,306


	Total liabilities                                 		61,323,920   	58,294,549

Commitments and contingencies

Stockholders' Equity:
Common stock, no par value;
  10,000,000 shares authorized,
     1,118,195 shares outstanding	                   	5,784,323    	5,784,323
Retained Earnings                                     		968,331      	768,648
Net unrealized losses on securities available for sale	(120,000)     	(21,000)


	Total Stockholders' Equity	                         	6,632,654    	6,531,971

                                                   $	67,956,574   	64,826,520





See accompanying notes to the unaudited interim consolidated financial statements.









                    	Trans Pacific Bancorp and Subsidiary
                   	CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)

                             	3 months ended June 30, 	6 months ended June 30,


                               			 	1996        	1995       	1996       	1995
Interest income:
Loans                       	$	1,053,803     	929,475  	2,072,127  	1,829,423
Investment securities	          	191,808     	173,071    	381,352    	362,543
Deposits with banks	              	8,572       	6,149     	19,360      	9,079
Federal funds sold	              	57,088      	60,560    	116,382     	69,040


	Total interest income	       	1,311,271   	1,169,255  	2,589,221  	2,270,085
Interest expense:
Deposits	                       	490,115     	431,594    	984,210    	776,685
Other borrowed funds	             	6,306       	3,180      	8,900     	13,431


	Total interest expense	        	496,421     	434,774    	993,110    	790,116
	Net interest income	           	814,850     	734,481  	1,596,111  	1,479,969
Provision for possible loan
losses                               		-	      30,000          	-     	40,000
	Net interest income after provision
 for possible loan losses	       	814,850     	704,481  	1,596,111 	1,439,969
Non-interest income:
Service charges on deposit
accounts	                         	68,969      	64,782    	147,508   	129,819
Gain on loan sale	                     	-           	-     	23,625         	-
Other charges and fees	           	95,689      	73,025    	172,885   	138,066


	Total non-interest income	      	164,658     	137,807    	344,018   	267,885
Non-interest expense:
Salaries and employee benefits	  	363,904     	405,767    	775,871   	826,113
Occupancy expense                		71,243      	75,587    	140,929   	146,528
Furniture and equipment expense	  	17,490      	23,776     	36,612    	50,346
Other operating expenses	        	237,016     	239,199    	500,578   	453,804


	Total non-interest expense     		689,653     	744,329  	1,453,990 	1,476,791
Income before income taxes      		289,855      	97,959    	486,139   	231,063
Income tax expense 	             	123,000      	29,000    	197,000    	71,000
	Net income                    	$	166,855      	68,959    	289,139   	160,063


Average shares outstanding	    	1,118,195   	1,118,195	  1,118,195 	1,118,195
Net income per share (note 2)     	$	0.15        	0.06       	0.26      	0.14

Dividend declared per share       	$   	-           	-       	0.08         	-







See accompanying notes to the unaudited interim consolidated financial statements.


                      	Trans Pacific Bancorp and Subsidiary
                      	CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                     	6 months ended June 30,


                                                				1996                	1995
Cash flows from operating activities:
Net income                                    	$	289,139             	160,063
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	                  	100,843             	114,228
Provision for loan losses	                            	-              	40,000
(Decrease) increase in accrued interest payable		(29,880)             	17,674
Increase (decrease) in other liabilities	       	120,509             	(31,429)
(Increase) decrease in other assets	            	(30,069)              	5,039


		Total adjustments	                            	161,403             	145,512


Net cash provided by operating activities      		450,542             	305,575
Cash flows from investing activities:
Increase in loans funded, net of principal
collected	                                   	(5,222,267)         	(3,616,013)
Net decrease in deposits with banks	            	101,713             	296,304
Purchase of securities available for sale	   	(5,471,328)           	(133,891)
Proceeds from principal repayments and maturity
   of securities                             		6,087,417           	2,798,782
Purchase of fixed assets	                       	(14,668)            	(10,893)


Net cash used in investing activities       		(4,519,133)	           (665,711)
Cash flows from financing activities:
Net increase in demand deposits and savings	  	1,872,641           	3,271,575
Net increase in time deposits	                  	509,949           	1,608,946
Proceeds from other borrowed funds	             	724,675             	103,728
Repayment of other borrowed funds	             	(182,937)           	(584,827)
		Dividends paid	                               	(89,456)                  	-


Net cash provided by financing activities     	2,834,872	           4,399,422
Net (decrease) increase in cash and cash
equivalents	                                 	(1,233,719)          	4,039,286
Cash and cash equivalents at beginning
of period                                    		9,915,611           	7,377,239
Cash and cash equivalents at end of period  	$	8,681,892          	11,416,525







See accompanying notes to the unaudited interim consolidated financial statements.


	continued . . .


                     	Trans Pacific Bancorp and Subsidiary
	                 CONSOLIDATED STATEMENT OF CASH FLOWS  -  continued
                                   (unaudited)


                                                     	6 months ended June 30,


                                                				1996                	1995

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest                                    	$	1,022,990             	772,442
Income taxes	                                    	72,400              	37,400
	Non-cash investing and financing activities:
	Reduction of guaranteed ESOP obligation	             	-              	22,500
			Change in unrealized losses on securities available
				for sale, net of income taxes		              (99,000)             	99,000


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

The results of operations for the six month and three month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with Bancorp's annual report on Form 10-K for the year ended December 31, 1995.

Certain amounts in prior periods have been reclassified to conform to the current period presentation.


Note 2.	Net Income per Share

Net income per share is computed by dividing the net income by the average number of shares outstanding during the periods. The dilutive effect of stock options is not material and has been excluded from the per share presentation.








Item 2:	Management's Discussion and Analysis of Financial Condition and
Results of Operations

I.	Overview

Trans Pacific Bancorp reported earnings of $166,855, or $0.15 per share, in the second quarter of 1996, compared to earnings of $68,959, or $0.06 per share, in the second quarter of 1995. Net income for the first six months of 1996 was $289,139 or $0.26 per share, compared to a net income of $160,063, or $0.14 per share, in the first six months of 1995.

Return on average assets, or ROA, was 1.01 percent for the second quarter of 1996, versus 0.46 percent in the same period for 1995. For the first six months of 1996, ROA was 0.87 percent, compared to 0.54 percent for the first six months of 1995. Return on average equity, or ROE, was 10.16 percent for the second quarter of 1996, versus 4.47 percent in the same period for 1995. For the first six months of 1996, ROE was 8.79 percent, compared to
5.27 percent for the first six months of 1995.

The second quarter 1996 results reflect the Bank's increased business development efforts and the improved San Francisco Bay Area economy. Accordingly, 1996 earnings were higher compared to the 1995 results.

At June 30, 1996, total assets were $68.0 million, up 6 percent from March 31, 1996, and up 5 percent from December 31, 1995. Total deposits were $59.9 million at June 30, 1996 up 6 and 4 percent from March 31, 1996 and December 31, 1995, respectively, while total loans were $44.0 million, up 9 and 14 percent from March 31, 1996 and December 31, 1995, respectively.


II.	Results of Operations

The following details the components of net income for the six months ended June 30, 1996 and 1995:



(as a percentage of average earning assets)	        	1996           	1995
Net interest income		                               	5.42 %         	5.92 %
Provision for loan losses	                            		-          	(0.16)
Non-interest income		                               	1.17           	1.07
Non-interest expense	                             		(4.94)         	(5.90)
Income tax expense		                               	(0.67)         	(0.28)


	Net income			                                        0.98 %        	0.65 %

Net interest income was $1.6 million for the first six months of 1996, up 8 percent from $1.5 million for the same period ending June 1995. The net yield on interest-earning assets was 5.42 percent for the first six months of 1996 versus 5.92 percent in the first six months of 1995. The decrease in the net interest margin was due to a lower prime rate in 1996. For the second quarter, net interest-earning assets yield was 5.47 percent in 1996, lower than the 5.74 percent in the second quarter of 1995, but higher than the 5.38 percent in the first quarter of 1996.



The following table lists the average amounts, in thousands, outstanding for major categories of interest-earning assets (excluding non-accrual loans) and interest-bearing liabilities and the average interest rates earned (including loan fee income) and paid for the periods indicated.

Average Balances and Rates              	Three months ended June 30,



                                    	1996                   	1995
		                              	Interest 	Average	        	 Interest	Average
                       	Average 	Income/    	Yield	 Average	 Income/  Yield/
	                       Balance 	Expense    	Rates 	Balance	 Expense  Rate
Earning Assets
Loans                 	$	41,984   	1,054   	10.04%  	35,024     	929	  10.62%
Investment securities   	12,904     	192    	5.95%  	11,879     	173   	5.83%
Federal funds sold       	4,198      	57    	5.44%   	3,956      	61   	6.12%
Interest-bearing
deposits with banks        	537       	8    	6.39%     	318       	6   	7.73%

	Total interest-earning
 assets               	$	59,623   	1,311    	8.80%   51,177	   1,169   	9.14%

Interest-Bearing Liabilities:
Deposits:
	Demand,
 interest-bearing	     $	27,046     	233    	3.45%  	21,714     	181   	3.34%
	Savings                 	1,084       	6    	2.24%   	1,264       	7   	2.24%
	Time                   	18,926     	251    	5.30%  	18,715     	244   	5.20%
Other short-term
borrowings                 	556       	6    	4.54%     	165       	3   	7.72%

	Total interest-bearing
 liabilities	          $	47,612     	496    	4.17%  	41,858     	435	   4.15%

	Net interest income	             	$	815                    			$	734
	Net interest-earning assets yield		        	5.47%                   			5.74%

Average Balances and Rates             	Six months ended June 30,



	                                  1996                     	1995
                             			Interest 	Average	         	Interest 	Average
                      	Average 	Income/ 	   Yield 	Average 	Income/   	Yield/
	                      Balance 	Expense    	Rates 	Balance 	Expense     	Rate
Earning Assets
Loans                	$	40,949   	2,072   	10.12%  	34,822   	1,829   	10.51%
Investment securities  	13,088     	382    	5.83%  	12,580     	363    	5.76%
Federal funds sold      	4,285     	116    	5.43%   	2,278      	69	    6.06%
Interest-bearing
deposits with banks       	555      	19    	6.97%     	345       	9    	5.26%

	Total interest-earning
 assets              	$	58,877   	2,589    	8.80%	  50,025   	2,270    	9.08%

Interest-Bearing Liabilities:
Deposits:
	Demand,
 interest-bearing	    $	26,964     	463    	3.44%  	20,827     	325    	3.12%
	Savings                	1,053      	12    	2.25%   	1,266      	14    	2.23%
	Time                 	 18,952     	509    	5.37%  	17,898     	438    	4.89%
Other short-term
borrowings                	375       	9    	4.74%     	407      	13    	6.60%

	Total interest-bearing
 liabilities         	$	47,344     	993    	4.20%   40,398 	    790    	3.91%

	Net interest income		          $	1,596                  			$	1,480
	Net interest-earning assets yield	       		5.42%	                    		5.92%





Non-interest income for the first 6 months of 1996 was $344 thousand, compared to $268 thousand for the same period in 1995, an increase of 28 percent. Non-interest income was $165 thousand in the second quarter of 1996, from $138 thousand in the second quarter of 1995, an increase of 20%. The increase reflects higher deposit account service charges, collections fees and letter of credit commissions in 1996. Also included in the increase of non-interest income was the $24 thousand gain on sale of a loan in the first quarter of 1996.

Non-interest expense for the first six months of 1996 was $1.45 million, compared to $1.48 million for the same period of 1995. Personnel expense in 1996 was down 6 percent from 1995, as full time equivalent was down by 3 people. Also, no ESOP contribution was made in 1996. This was offset by expenses accrued for potential payments under a management incentive plan. Occupancy and furniture and equipment expense decreased by 10 percent in 1996 as some equipment was fully amortized in 1995. For the first six months of 1996, other operating expenses were $501 thousand, up 10 percent compared to the first six months of 1995, primarily due to approximately $81 thousand operations losses, as well as $10 thousand increase in legal fees. However, FDIC insurance premium decreased to $1 thousand in the first six months of 1996, compared to $56 thousand in the same period of 1995.

Tax expense was $197 thousand for the first six months of 1996 versus tax expense of $71 thousand for the same six months of 1995. The effective tax rate for 1996 was 38 percent, which was higher than 31 percent in 1995, as Bancorp expects to reduce the remaining deferred tax asset valuation (included in other assets) in 1996, causing a higher effective tax rate.


III.	Asset Quality

Asset quality continued to be maintained at satisfactory levels during the second quarter of 1996. Classified assets totaled $1.9 million at June 30, 1996, compared to $2.1 million at March 31, 1996, and $1.4 million at December 31, 1995. Non-performing assets, comprised of non-accrual loans, totaled $33 thousand at June 30, 1996, compared to $37 thousand at March 31, 1996, and $45 thousand at December 31, 1995. There was no real estate owned as of June 30, 1996.

Due to the continued satisfactory levels of asset quality, there was no provision for loan losses in the second quarter of 1996 or in the first six months of 1996, compared to $30,000 and $40,000 provided for the second quarter and in the first six months of 1995, respectively. The determination of the provision for loan losses and, correspondingly, the level of the allowance for loan losses is based on evaluations of changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, prior loan loss experiences and current economic conditions that may affect the borrower's ability to pay.


The following table summarizes the provision for loan losses, net credit recoveries and allowance for loan loss activity for the periods indicated:

(in thousands)	For the three months		For the six months
                                           	ended June 30,	    ended June 30,


                                         	1996      	1995	   	1996	      1995
Balance, beginning of period            	$	409 	      508	    	404       	390
Provision for loan losses                   	-        	30      		-        	40

Credit losses	                               -	      (106)    		(4)     	(106)
Credit loss recoveries                     		8       	104     		17       	212


 	Net credit recoveries (losses)	           	8	        (2)    		13       	106

Balance, end of period                 	$		417     	 	536    		417      		536

Ratio of net credit recoveries (losses)
   to average loans outstanding	          0.08%     	0.02%   	0.06%     	0.61%


The allowance for possible loan losses increased to $417 thousand, or
0.95 percent of total loans at June 30, 1996 compared to $404 thousand at December 31, 1995, which was 1.04 percent of total loans at 1995 year end. The increase in the allowance was the result of recoveries during 1996 of loans previously charged off.

The table below provides a breakdown of the allowance for loan losses by loan category as of June 30, 1996 and December 31, 1995. Although management has allocated the allowance to specific loan categories, the adequacy of the allowance must be considered in its entirety. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

(in thousands)                            	June 30, 1996   	December 31, 1995
		                                                  % of               		% of
	                                      Allowance  	Loans    Allowance  	Loans
Commercial                                 $	272  	1.41%       	$	226  	1.22%
Real Estate - Construction	                   	-      	-	          	-      	-
Real Estate - Mortgage	                      	85  	0.38%         		82  	0.45%
Consumer	                                     	9  	0.44%	          	9  	0.40%
Unallocated	                                 	51      	-         		87      	-
	                                          $	417  	0.95%       	$	404  	1.04%


IV.	Asset/Liability Management

The fundamental objectives of the asset/liability management policy of Bancorp and the Bank are to: (1) maintain liquidity and (2) minimize interest rate risk.



Liquidity: Liquidity is the Bank's and Bancorp's ability to meet the present and future needs of its customers for funds, primarily the funding of loans and deposit withdrawals. Liquidity is measured and managed at both the parent and banking subsidiary levels. Bancorp is funded by dividend income from the Bank and uses its proceeds primarily to pay the Bank for administrative expenses.

In general, the growth of core deposits and the orderly repayment of the Bank's loan portfolio are the primary sources of liquidity. Also, because of its emphasis on relationship banking, the Bank has a relatively stable, local deposit base, and customer deposits and withdrawals have been and are expected to continue to be orderly and manageable. To support short-term liquidity needs, the Bank maintains Fed Funds sold, time deposits with other financial institutions, short-term money market instruments and securities available for sale that totaled approximately $18.1 million, or 27 percent of assets at June 30, 1996. Additionally, the Bank has established unsecured lines of credit with its correspondent banks and reverse repurchase facilities with securities dealers. These credit facilities are subject to periodic review.

As shown in the unaudited interim Consolidated Statement of Cash Flows, cash and cash equivalents decreased to $8.7 million at June 30, 1996, compared to $9.9 million as of December 31, 1995. Cash was used primarily to fund loans to customers.

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

In general, the Bank re-prices more assets than liabilities and, therefore earns greater interest spread as interest rates, particularly the Bank's prime rate, increase and earns a lesser interest spread as rates decrease. The Bank evaluates its interest rate risk by analyzing the repricing characteristics of its balance sheet instruments. At June 30, 1996, the Bank will re-price more liabilities than assets within the next year, and approximately 69 percent of the Bank's total interest rate sensitive assets and 97 percent of the Bank's total rate sensitive liabilities mature or reprice within one year.


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

Bancorp's and the Bank's capital ratios at June 30, 1996 and December 31, 1995 are as follows:

                  	       June 30,         December 31,         	Regulatory
	                            1996                	1995	             Minimum
Bancorp:
Tier 1 capital ratio       	13.99%               15.81%               	4.00%
Total capital ratio        	14.88%	              16.81%               	8.00%
Leverage ratio             	10.11%               	9.85%               	3.00%
Bank:
Tier 1 capital ratio       	14.31%	              16.06%               	4.00%
Total capital ratio	        15.19%              	17.05%               	8.00%
Leverage ratio             	10.34%              	10.03%               	3.00%


Bancorp's and the Bank's capital and leverage ratios were in compliance with the regulatory minimums as of June 30, 1996. Capital ratios were slightly lower at June 30, 1996 as risk-weighted assets, principally loans, grew at a faster rate than capital during the first six months of 1996. The leverage ratios were slightly higher at June 30, 1996 as capital was higher, while the adjusted average total assets remained relatively the same.









Part II  -  Other Information


Item 4:	Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held May 23, 1996, the following matters were submitted to a vote of holders of common stock:


1.	The Election of Directors:  Each of the following persons nominated was elected:

											                                                Votes
Nominee				          Votes for	         	Votes Withheld	   Abstained

James A. Babcock		    	795,435	                 		1,800      			none
Eddy S. F. Chan		     	795,435                 			1,800      			none
Frankie G. Lee		      	795,435                 			1,800      			none
John K. Lee	        			795,435                 			1,800      			none
Masayuki Nakahira		   	795,435		                 	1,800      			none
John T. Stewart		     	795,435                 			1,800      			none
Simon S. Teng		       	795,435	                 		1,800      			none
Frank K. W. Wong		    	795,435                 			1,800      			none
John K. Wong		        	795,435                 			1,800      			none




2.	A proposal to ratify the selection of KPMG Peat Marwick LLP as independent auditors for 1996 was approved.

             Votes for  		Votes Withheld	     Votes Abstained

               794,535			           none		              2,700


3.	A proposal to amend the Company's Bylaws to set the range of authorized directors to be no fewer than 7 nor more than 13 was approved.


            Votes for   		Votes Withheld	      Votes Abstained

              796,035			            none           		    1,200







Signatures



Pursuant to the requirements of Section 15(c) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




TRANS PACIFIC BANCORP




/s/ Eddy S.F. Chan
Eddy S.F. Chan, President




/s/ Dennis B. Jang
Dennis B. Jang, Chief Financial Officer



Date:		August 8, 1996





7


	Trans Pacific Bancorp and Subsidiary
	NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
	June 30, 1996