Form 10-Q
period 1996-09-30
TRANS PACIFIC BANCORP
filed 1996-11-14
CIK 729661

SECURITIES AND EXCHANGE COMMISSION
	Washington, DC  20549

	Form 10-Q

	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended: September 30, 1996	Commission file number: 2-86902



	TRANS PACIFIC BANCORP
	(Exact name of registrant as specified in its charter)



California	94-2917713
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)


46 Second Street, San Francisco, California	94105
(Address of principal executive offices)      	(Zip Code)


Registrant's telephone number, including area code:  (415) 543-3377



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


YES     X  			NO


Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:


Class:	Outstanding at: October 31, 1996
Common Stock, no par value	1,120,195



TABLE OF CONTENTS



PART I  -  FINANCIAL INFORMATION

Item 1: Unaudited Interim Consolidated Financial Statements
Consolidated Balance Sheets
Consolidated Statements Of Operations
Consolidated Statements Of Changes In Stockholders' Equity
Consolidated Statement Of Cash Flows
Notes to Unaudited Interim Consolidated Financial Statements

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II
Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

Signatures

Part I  -  Financial Information


Item 1:	Unaudited Interim Consolidated Financial Statements

Trans Pacific Bancorp and Subsidiary
CONSOLIDATED BALANCE SHEETS
(unaudited)



Assets	                             September 30, 	September 30,	December 31,
	                                           1996	           1995	       1995

Cash and due from banks	             $	4,121,885	      4,689,706	  5,190,611
Federal funds sold		                   8,200,000	      6,530,000	  4,725,000
Interest-bearing deposits with banks		   488,000	        390,713	    489,713
Securities held to maturity (fair value
	of $6,622,000)		                              -	      6,628,458	          -
Securities available for sale,
 at fair value		                      15,202,337	      6,188,824	 13,870,220
Loans:
Commercial		                          17,977,104	     18,593,603	 18,555,335
Real estate		                         22,835,213	     17,415,260	 17,982,782
Preference lines		                     2,217,916	      1,807,599	  1,997,955
Installment and other loans		            319,267	        173,034	    208,016
		Total Loans		                       43,349,500	     37,989,496	 38,744,088
Allowance for possible loan losses		     426,530	        422,629	    403,651
	Loans, net		                         42,922,970	     37,566,867	 38,340,437

Premises and equipment, net		            883,907	        977,538	    932,553
Customer acceptance liabilities		        361,944	        277,604     	50,393
Core deposit intangibles		               362,910	        461,887	    437,141
Accrued interest receivable
  and other assets		                     937,984	        778,876	    790,452
                                   	$	73,481,937	     64,490,475	 64,826,520







See accompanying notes to the unaudited interim consolidated financial statements.

	continued . . .

Trans Pacific Bancorp and Subsidiary
CONSOLIDATED BALANCE SHEETS  -  continued
(unaudited)


Liabilities and Stockholders' Equity

                                     September 30,	September 30,	December 31,
                                            	1996	         1995	        1995

Liabilities:
Non-interest-bearing demand deposits	$	10,965,190	   11,360,340	  10,453,322
Interest-bearing demand deposits		     32,315,018	   25,677,836	  26,913,507
Savings		                                 852,070	    1,106,954	   1,023,815
Time deposits		                        20,569,147	   19,200,755	  19,173,344
	Total deposits		                      64,701,425	   57,345,884	  57,563,988
Accrued interest payable		                184,475	      168,379	     178,430
Other borrowed funds		                    667,789	       87,887	     186,432
Acceptances outstanding		                 361,944	      277,604      	50,393
Other liabilities		                       658,471	      216,928	     315,306
	Total liabilities		                   66,574,104	   58,096,681	  58,294,549

Commitments and contingencies

Stockholders' Equity:
Common stock, no par value;
  10,000,000 shares authorized,
	1,120,195, 1,118,195 and
	1,118,195 shares outstanding		         5,794,323	    5,784,323	   5,784,323
Retained Earnings		                     1,181,760	      637,971	     768,648
Net unrealized losses on securities
		available for sale		                    (68,250)	     (28,500)	    (21,000)
	Total Stockholders' Equity		           6,907,833	    6,393,794    6,531,971

$	                                     73,481,937	   64,490,475   64,826,520




See accompanying notes to the unaudited interim consolidated financial statements.



Trans Pacific Bancorp and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	                    3 months ended September 30,	9 months ended September 30,


                     	         1996    	     1995            1996	       1995
Interest income:
Loans	                  $	1,106,910	      963,758	      3,179,037	  2,793,181
Investment securities		     207,222	      176,989	        588,574	    539,532
Deposits with banks		         7,272	        6,784	         26,632	     15,863
Federal funds sold		        108,967	       82,029	        225,349	    151,069

	Total interest income		  1,430,371	    1,229,560	      4,019,592	  3,499,645

Interest expense:
Deposits		                  545,528	      492,822	      1,529,738	  1,269,507
Other borrowed funds		       10,088	          696	         18,988	     14,127

	Total interest expense		   555,616	      493,518	      1,548,726	  1,283,634

	Net interest income
  before provision	         874,755	      736,042	      2,470,866	  2,216,011
 		(recovery) for loan losses

Provision (recovery) for  		(40,000)	           -	        (40,000)	    40,000
		loan losses

	Net interest income after provision
(recovery) for loan losses		914,755	      736,042	       2,510,866	 2,176,011

Non-interest income:
Service charges on
deposit accounts		           47,330	       78,505	         194,838	   208,324
Gain on loan sale		               -	            -	          23,625	         -
Other charges and fees		    107,358	       82,773	         280,243	   220,839

	Total non-interest income		154,688	      161,278	         498,706	   429,163

Non-interest expense:
Salaries and
employee benefits		         416,682	      377,486	       1,192,552	 1,203,599
Occupancy expense		          62,819	       72,337	         203,747	   218,865
Furniture and
equipment expense		          19,362	       25,348	          55,975	    75,694
Other operating expenses		  215,151	      199,507	         715,730	   653,311

	Total non-interest expense	714,014	      674,678	       2,168,004	 2,151,469

Income before income taxes		355,429	      222,642	         841,568	   453,705
Income tax expense 		       142,000	       68,000	         339,000	   139,000
	Net income	              $	213,429	      154,642	         502,568	   314,705


Average shares outstanding	1,119,777	   1,118,195	       1,118,722	 1,118,195
Net income per share (note 2)	$	0.19	        0.14	            0.45	      0.28

Dividend declared per share	     $	-	           -	            0.08	         -


See accompanying notes to the unaudited interim consolidated financial statements.


Trans Pacific Bancorp and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)

			                                              	Deferred
				                                            Compensation Unrealized
				                                              Employee	 Gain (loss)	Total
				                                              Stock	 on Securities	Stock-
		                        Common Stock	  Retained	Ownership	Available	holders'
     	                 Shares	  Amount	   Earnings	 Plan	  For Sale	  Equity


Balance at
	Dec. 31, 1994
            1,118,195	$ 5,784,323	$	323,266	$	(26,250)	$	(130,500)	$5,950,839
Net income	        -	           -	  314,705	        -	          -	    314,705
Debt reduction of ESOP
                  	-	           -	        -	    26,250	         -	     26,250
Change in unrealized loss
	on securities available
	for sale, net of tax
                   -	           -	        -	         -	    102,000	   102,000

Balance at
	Sept. 30, 1995
            1,118,195	  5,784,323	  637,971	         -	    (28,500)	6,393,794
Net income	         -	          -	  130,677	         -	          -	   130,677
Change in unrealized loss
	on securities available
	for sale, net of tax	-	        -	        -	         -       	7,500	    7,500

Balance at
	Dec. 31, 1995
            1,118,195	  5,784,323	  768,648	         -	    (21,000) 6,531,971
Net income	         -	          -	  502,568	         -	           -	  502,568
Dividends paid     	-          	-  	(89,456)        	-           	-  	(89,456)
Stock options exercised
                2,000	     10,000	        -	         -	           -	   10,000
Change in unrealized loss
	on securities available
	for sale, net of tax
                   -	           -	        -	         -	     (47,250)	 (47,250)

Balance at
	Sept. 30, 1996
           1,120,195	 $ 5,794,323	$	1,181,760	      $	-	  $	(68,250)$6,907,833



See accompanying notes to the unaudited interim consolidated financial statements.


Trans Pacific Bancorp and Subsidiary
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

                                                	9 months ended September 30,


                                             	 			       1996	           1995
Cash flows from operating activities:
Net income	                                      $	   502,568	        314,705
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization		                       152,664	        171,725
Provision (recovery) for loan losses		                (40,000)	        40,000
Increase in accrued interest payable		                  6,045	         61,216
Increase (decrease) in other liabilities		            358,917	        (33,788)
(Increase) decrease in accrued interest
	receivable and other assets		                       (147,532)	        10,422

		Total adjustments		                                 330,094	        249,575

Net cash provided by operating activities		           832,662	        564,280


Cash flows from investing activities:
Increase in loans funded, net of
  principal collected		                            (4,542,533)	    (5,238,500)
Net decrease in deposits with banks		                   1,713	        296,304
Purchase of securities available for sale	        	(9,621,239)    	(2,386,236)
Proceeds from principal repayments and maturity
   of securities		                                  8,226,122	      3,525,440
Purchase of fixed assets		                            (29,789)	       (38,439)

Net cash used in investing activities		            (5,965,726)	    (3,841,431)


Cash flows from financing activities:
Net increase in demand deposits and savings		       5,741,634	      5,213,358
Net increase in time deposits		                     1,395,803	      2,332,290
Proceeds from other borrowed funds		                  860,326	        223,400
Repayment of other borrowed funds		                  (378,969)	      (649,430)
Dividends paid		                                      (89,456)	             -
Stock options exercised	  	                            10,000	              -

Net cash provided by financing activities		         7,539,338	      7,119,618

Net increase in cash and cash equivalents		         2,406,274	      3,842,467
Cash and cash equivalents at beginning of period		  9,915,611	      7,377,239
Cash and cash equivalents at end of period	      $	12,321,885	     11,219,706







See accompanying notes to the unaudited interim consolidated financial statements.


	continued . . .


Trans Pacific Bancorp and Subsidiary
CONSOLIDATED STATEMENT OF CASH FLOWS  -  continued
(unaudited)


                                                	9 months ended September 30,


                                                         				1996	      1995

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest                                             	$	1,542,681	  1,222,418
Income taxes		                                            107,400	    137,400
	Non-cash investing and financing activities:
	Reduction of guaranteed ESOP obligation		                      -	     26,250
			Change in unrealized loss on securities available
				for sale, net of income taxes		                       (47,250)	   102,000

Disclosure of accounting policy:

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are sold for one-day periods.











See accompanying notes to the unaudited interim consolidated financial statements.



Notes to Unaudited Interim Consolidated Financial Statements

Note 1.	Basis of Presentation

The financial information of Trans Pacific Bancorp (Bancorp) and its wholly-owned subsidiary, Trans Pacific National Bank (the Bank), included herein is unaudited; however, such information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principlesGAAP for the interim periods. These adjustments are all normal and recurring in nature.

The results of operations for the nine month and three month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with Bancorp's annual report on Form 10-K for the year ended December 31, 1995.

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
Results of Operations


When used in the following discussion, the words "believes", "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, but not limited to, those set forth in the sections entitled "Asset Quality", "Asset/Liability Management", "Capital Resources", and "Legal Proceedings" below. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Bancorp undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

I.	Overview

Trans Pacific Bancorp reported earnings of $213,429, or $0.19 per share, in the third quarter of 1996, compared to earnings of $154,642, or $0.14 per share, in the third quarter of 1995. Net income for the first nine months of 1996 was $502,568 or $0.45 per share, compared to a net income of $314,705, or $0.28 per share, in the first nine months of 1995.

Return on average assets, or ROA, was 1.21 percent for the third quarter of 1996, versus 0.98 percent in the same period for 1995. For the first nine months of 1996, ROA was 0.97 percent, compared to 0.69 percent for the first nine months of 1995. Return on average equity, or ROE, was 12.61 percent for the third quarter of 1996, versus 9.80 percent in the same period for 1995. For the first nine months of 1996, ROE was 9.97 percent, compared to 6.80 percent for the first nine months of 1995.

The third quarter 1996 results reflect the Bank's increased business development efforts and the improved San Francisco Bay Area economy. Accordingly, 1996 earnings were higher compared to the 1995 results.

At September 30, 1996, total assets were $73.5 million, up 13 percent from December 31, 1995, and up 14 percent from September 30, 1995. Total deposits were $64.7 million at September 30, 1996 up 12 and 13 percent from December 31, 1995 and September 30, 1995, respectively, while total loans were $43.3 million, up 12 and 14 percent from December 31, 1995 and September 30, 1995, respectively.



II.	Results of Operations

The following details the components of net income for the nine months ended September 30, 1996 and 1995:

(as a percentage of average earning assets)		               1996	      1995
Net interest income			                                      5.41%	     5.73 %
Provision (recovery)for loan losses		                       0.09	     (0.10)
Non-interest income			                                      1.09	      1.11
Non-interest expense			                                    (4.75)	    (5.57)
Income tax expense			                                      (0.74)	    (0.36)
Net income			                                               1.10%	     0.81 %

Net interest income was $2.5 million for the first nine months of 1996, up 12 percent from $2.2 million for the same period ending September 1995. Separately, for the first nine months of 1996, interest income increased $520 thousand, or 15 percent, and interest expense increased $265,000, or 21 percent compared to the first nine months of 1995. The increase in interest income was due to the increase in the volume of earning assets, primarily loans, but was offset slightly by a lower prime rate in 1996. The increase in interest expense was due to both the 17 percent increase in average interest-paying liabilities, and the 14 basis point increase in cost of funds due to higher time deposit rates.

As shown below, the average net yield on interest-earning assets, or net interest margin, was 5.41 percent for the first nine months of 1996, lower than the 5.73 percent in the first nine months of 1995. For the third quarter, net interest-earning assets yield was 5.38 percent in 1996, versus 5.40 percent in the same period of 1995, and 5.47 percent in the second quarter of 1996.



The following table lists the average amounts, in thousands, outstanding for major categories of interest-earning assets (excluding non-accrual loans) and interest-bearing liabilities and the average interest rates earned (including loan fee income) and paid for the periods indicated.


Average Balances and Rates	                  Three months ended September 30,



	                                   1996	                         1995
			                             Interest	Average		            Interest	Average
	                      Average	  Income/	  Yield/    Average	  Income/	Yield/
	                      Balance	  Expense	  Rates	    Balance	  Expense	  Rate
Earning Assets:
Loans	                $	43,218	    1,107	  10.24%	     36,236	     964	 10.64%
Investment securities	  13,546	      207	   6.12%     	12,230	     177	  5.79%
Federal funds sold	      7,814	      109	   5.58%	      5,662	      82	  5.79%
Interest-bearing
deposits with banks	       440	        7	   6.60%	        391	       7	  6.95%

Total interest-
earning assets	       $	65,018	    1,430	   8.80%	     54,519	   1,230	  9.02%

Interest-Bearing Liabilities:
Deposits:
	Demand, interest-
  bearing	            $	30,682	      271	   3.53%	     25,467	     226	  3.55%
	Savings	                  939        	5	   2.26%	      1,142	       6	  2.19%
	Time	                  20,159	      269	   5.35%	     18,715	     261	  5.56%
Other short-term
 borrowings	               845	       10	   4.77%	         54	       1	  5.12%

	Total interest-
bearing liabilities	  $	52,625	      555	   4.22%	     45,378	     494	  4.35%

	Net interest income		             $	875			                      $	736
	Net interest-earning assets yield			       5.38%			                     5.40%



Average Balances and Rates	                    Nine months ended September 30,



                                   	1996	                         1995
			                             Interest	  Average		          Interest	Average
	                      Average	  Income/	   Yield	    Average	  Income/	Yield/
                      	Balance	  Expense	   Rates	    Balance	  Expense	  Rate
Earning Assets:
Loans	                $	41,705	    3,179	   10.16%	    35,294	   2,793	 10.55%
Investment securities	  13,240	      589	    5.93%	    12,463	     540	  5.77%
Federal funds sold	      5,462	      225	    5.50%	     3,406	     151	  5.91%
Interest-bearing
deposits with banks	       517	       27	    6.87%	       360	      16	  5.87%

	Total interest-
earning assets	       $	60,924	    4,020	    8.80%	    51,523	   3,500	  9.06%

Interest-Bearing Liabilities:
Deposits:
	Demand, interest-
  bearing	           $	28,203	       734	    3.47%	    22,373	     551	  3.29%
	Savings	               1,015	        17	    2.25%	     1,225	      21	  2.22%
	Time	                 19,354	       779	    5.36%	    18,171	     698	  5.12%
Other short-term
borrowings	               532	        19	    4.76%	       289	      14	  6.51%

	Total interest-bearing
liabilities	         $	49,104	     1,549	    4.21%	    42,058	   1,284	  4.07%

	Net interest income		           $	2,471			                     $	2,216
	Net interest-earning assets yield			        5.41%			                    5.73%





Non-interest income for the first nine months of 1996 was $499 thousand, compared to $429 thousand for the same period in 1995, an increase of 16 percent. Non-interest income was $155 thousand in the third quarter of 1996, compared to $161 thousand in the third quarter of 1995, a decrease of 4 percent. The decrease was caused by lower deposit account service charges, collections fees and letter of credit commissions in 1996. Also included in the non-interest income was the $24 thousand gain on sale of a loan in the first quarter of 1996.

Non-interest expense for the first nine months of 1996 was $2.17 million, compared to $2.15 million for the same period of 1995. Personnel expense in 1996 remained at relatively the same level as in 1995. Although full-time equivalent employees were reduced by two and no ESOP contribution was made in 1996, these savings were offset by expenses accrued for payments under a management incentive plan. Occupancy and furniture and equipment expense decreased by 12 percent in 1996 as some equipment became fully depreciated in 1995. For the first nine months of 1996, other operating expenses were $716 thousand, up 10 percent compared to the first nine months of 1995.
The increase was primarily due to increased branch operations losses totaling $71 thousand, and increased legal expenses. However, the FDIC insurance premium decreased to $2 thousand in the first nine months of 1996, from $53 thousand in the same period of 1995, which lowered non-operating expense.

Tax expense was $339 thousand for the first nine months of 1996 versus tax expense of $139 thousand for the same nine months of 1995. The effective tax rate for 1996 was 40 percent, versus 31 percent in 1995. The lower effective tax rate in 1995 was primarily due to the reduction of the valuation allowance which increased the net deferred tax asset to an amount that was more likely than not to be realized. The increase in the deferred tax asset in 1995 had the corresponding effect of reducing tax expense in that year. The anticipated reduction of the remaining valuation allowance in 1996 will not have a siginificant effect on the effective tax rate accrual through September 30, 1996.


III.	Asset Quality

Asset quality continued to be maintained at satisfactory levels during the third quarter of 1996. Classified assets totaled $1.7 million at September 30, 1996, compared to $1.4 million at December 31, 1995 and $2.7 million at September 30, 1995. Non-performing assets, comprised of non-accrual loans, totaled $21 thousand at September 30, 1996, compared to $45 thousand at December 31, 1995 and $1.0 million at September 30, 1995. There was no real estate owned as of September 30, 1996.

Due to the continued satisfactory levels of asset quality, there was no addition to the provision for loan losses in the first nine months of 1996. However, there was a reduction of $40,000 in provision for loan losses in the third quarter of 1996 due to recovery of a previously charged-off loan. In 1995, the provision for loan losses were $0 and $40,000 in the third quarter of 1995 and the first nine months of 1995, respectively. The determination of the provision for loan losses and, correspondingly, the level of the allowance for loan losses is based on evaluations of changes in the loan portfolio, overall portfolio quality, review of specific problem loans, prior loan loss experiences and current economic conditions that may affect the borrower's ability to pay.

The following table summarizes the provision for loan losses, net credit recoveries and allowance for loan loss activity for the periods indicated:

(in thousands)	                   For the three months   	For the nine months
	                                   ended September 30,	  ended September 30,


                                           	1996	  1995		        1996	   1995
Balance, beginning of period	              $	417	   536		         404	    390
Provision (recovery) for loan losses	        (40)	    -		         (40)	    40

Credit losses	                                 -	  (130)		         (4)	  (236)
Credit loss recoveries	                      	50	    17		          67	    229

	Net credit recoveries (losses)		             50	  (113)		         63	     (7)

Balance, end of period	                   $		427	   423		         427		   423

Ratio of net credit recoveries (losses)
   to average loans outstanding	           0.46%	 (1.21)%	      0.21%	 (0.03)%


The allowance for possible loan losses increased to $427 thousand, or 0.98 percent of total loans at September 30, 1996 compared to $404 thousand at December 31, 1995, which was 1.04 percent of total loans at 1995 year end, and $423 thousand, which 1.11 percent of total loans at September 30, 1995. The increase in the allowance was the result of recoveries during 1996 of loans previously charged off.


The table below provides a breakdown of the allowance for loan losses by loan category as of September 30, 1996 and 1995, and December 31, 1995. Although management has allocated the allowance to specific loan categories, the adequacy of the allowance must be considered in its entirety. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

(in thousands)	               Sept. 30, 1996	  Sept. 30, 1995	  Dec. 31, 1995
	                                       % of 	           % of	           % of
	                            Allowance	Loans	 Allowance	Loans	Allowance	Loans

Commercial	                      $	264	1.47%	     $	236	1.27%	   $	226	1.22%
Real Estate - Construction	          -   	-	          -	   -	        -	   -
Real Estate - Mortgage	             99	0.43%	       100	0.58%	      82	0.45%
Consumer	                            9	0.36%	         -	   -	        9	0.40%
Unallocated	                        55	   -	         87	   -	       87   	-
	                                $	427	0.98%	     $	423	1.11%	   $	404	1.04%



IV.	Asset/Liability Management

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

In general, the growth of core deposits and the orderly repayment of the Bank's loan portfolio are the primary sources of liquidity. Also, because of its emphasis on relationship banking, the Bank has a relatively stable, local deposit base, and customer deposits and withdrawals have been and are expected to continue to be orderly and manageable. To support short-term liquidity needs, the Bank maintains Fed Funds sold, time deposits with other financial institutions, short-term money market instruments and securities available for sale that totaled approximately $23.9 million, or 33 percent of assets at September 30, 1996. Additionally, the Bank has established unsecured lines of credit with its correspondent banks and reverse repurchase facilities with securities dealers. These credit facilities are subject to periodic review.

As shown in the unaudited interim Consolidated Statement of Cash Flows, cash and cash equivalents increased to $12.3 million at September 30, 1996, compared to $9.9 million as of December 31, 1995 and $11.2 million as of September 30, 1995. Cash was provided primarily from customers deposits and used primarily to fund loans during the first nine months of 1996.

Interest Rate Risk: Bancorp evaluates its interest rate risk exposure by analyzing the interest rate sensitivity of the Bank's balance sheet accounts. Interest rate sensitivity measures the interval of time before interest earning assets and interest bearing liabilities respond to changes in market rates of interest.

The "gap" is defined by the Bank as the difference between the amount of assets and amount of liabilities which may be re-priced in the same time period. If more assets than liabilities are re-priced at a given time, net interest income tends to improve in a rising rate environment and to decline with lower rates. If more liabilities than assets are re-priced under the same conditions, the opposite tends to prevail. In general, the Bank re-prices more assets than liabilities and, therefore earns greater interest spread as interest rates, particularly the Bank's prime rate, increase and earns a lesser interest spread as rates decrease. To minimize exposures to declines in net interest margin and economic value due to "gap" mismatches, the Bank's policy is that within certain defined repricing periods, levels of assets and liabilities repricing should be relatively similar.

At September 30, 1996, due to the increase in interest-bearing demand deposits, the Bank will re-price more liabilities than assets within the next twelve months, which differs from the Bank's typical repricing patterns, but still acceptable under the Bank's policy. Approximately $45.9 million, or 68 percent of the Bank's total interest rate sensitive assets and $53.0 million, or 98 percent of the Bank's total rate sensitive liabilities mature or reprice within twelve months.


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

Bancorp's and the Bank's capital ratios at September 30, 1996 and 1995, and December 31, 1995 are as follows:

                      	        Sept. 30,	  Sept. 30,	  Dec. 31,	  Regulatory
	                                  1996	       1995	      1995	      Minimum
Bancorp:
Tier 1 capital ratio	             13.71%	     15.43%	    15.81%	       4.00%
Total capital ratio	              14.56%	     16.45%	    16.81%	       8.00%
Leverage ratio	                    9.67%	     10.46%	     9.85%	       3.00%
Bank:
Tier 1 capital ratio	             14.04%	     15.22%	    16.06%	       4.00%
Total capital ratio	              14.90%	     16.24%	    17.05%	       8.00%
Leverage ratio	                    9.91%	     10.28%	    10.03%	       3.00%


Bancorp's and the Bank's capital and leverage ratios were in compliance with the regulatory minimums as of September 30, 1996. Capital ratios were slightly lower at September 30, 1996 as risk-weighted assets, principally loans, grew at a faster rate than capital during the first nine months of 1996.


VI.	Recent Accounting Pronouncements

	During 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), Accounting for Stock-Based Compensation. This established a new fair value based accounting method for stock-based compensation plans and encourages (but does not require) employers to adopt the new accounting method in place of the provisions of Accounting Principles Board Opinion ("APB 25"), Accounting for Stock Issued to Employees. In accordance with SFAS No. 123, Bancorp has decided to continue to apply the accounting provisions of APB 25 in determining net income; however it will apply the disclosure requirements of SFAS No. 123 in the 1996 Annual Report. Management does not expect the application of the disclosure requirements of SFAS No. 123 to be material to Bancorp's financial statements.

In June 1996, the FASB issued Statement of Financial Accounting Standards
No. 125 ("SFAS No. 125"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement establishes standards under which, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 shall be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and shall be applied prospectively. Management does not expect the adoption of SFAS No. 125 to be material to Bancorp's financial statements.





Part II

Item 1.	Legal Proceedings


The Bank is involved in various claims and lawsuits in the normal course of its business. In the opinion of management, after review with independent legal counsel, the ultimate liability resulting from such claims and lawsuits will not have a material adverse effect on the financial position, results of operations, or liquidity of Bancorp or the Bank.

Additionally, the Bank has been notified of a potential unasserted claim relating to a specific corporate deposit account. Independent legal counsel has requested additional information from the underlying corporate entity and the basis for any potential claim. Based on the information available at this time, management is unable to determine what liability, if any, will result from the resolution of this matter or whether any claim will be made. As discussed in Item 5 below, Bancorp has considered this matter in the pricing and escrow structure in the Agreement and Plan of Merger.


Item 2.	Changes in Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.


Item 5.	Other Information

Definitive Agreement Signed: On October 18, 1996, Bancorp entered into a definitive agreement pursuant to which a private investor group led by Chicago banker Denis Daly, Sr. will acquire all of the issued and outstanding shares of Bancorp.

Subject to certain terms and conditions, each outstanding share of Bancorp will be converted into the right to receive a cash payment of $8.00 per share at closing and a possible subsequent payment from escrowed funds of up to $0.61 per share following the resolution of certain pending contingencies. The acquisition of Bancorp is subject to approval by regulatory authorities as well as shareholders of Bancorp. The transaction is expected to be completed by March 31, 1997.


Stock Option Plan: In 1984, Bancorp adopted the Trans Pacific Bancorp Stock Option Plan (the "Plan"), which provided for the issuance of options to employees of Bancorp and the Bank. The Plan was a qualified plan under the provisions of Section 422 of the Internal Revenue Code. The Plan allowed the grant of options to qualified employees for up to ten years after the date of the adoption of the Plan. The Plan was submitted to and approved by the shareholders of Bancorp in accordance with applicable law. The Plan remains in effect until all options granted under the Plan have either been exercised or have expired under the terms of the Plan.

In 1989, the Board of Directors approved proposed amendments to the Plan to, among other things, shorten the period within which options could be granted to qualified employees, from ten to seven years. Under the terms of the Plan, any material amendment to the Plan required submission to the shareholders of Bancorp prior to its effectiveness. No determination was made whether the proposed amendment was a material amendment of the Plan and the proposed
Plan amendment was not submitted to the shareholders for approval. In 1993, options were granted to certain eligible employees, for an aggregate of 27,500 shares of Common Stock of Bancorp.

In September, 1996, it was determined that the proposed Plan amendment to shorten the period within which options could be granted under the Plan was a material amendment, and as such, required prior submission to the shareholders and thus was ineffective. Accordingly, the Board has rescinded the proposed Plan amendment retroactive to the date of its approval by the Board. Prior filings of the Company will be amended as appropriate.


Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

	Exhibit 2.2		Agreement and Plan of Merger, incorporated by reference from
              Bancorp's 8-K filing dated October 25,	1996

	Exhibit 27		Financial Data Schedule


(b)	Reports on Form 8-K:

After the third quarter of 1996, Bancorp filed a report on Form 8-K on October 25, 1996. The report filed, pursuant to items 5 and 7 of the report, a copy of the Agreement and Plan of Merger and a copy of the press release titled "Private Investor Group Led by Chicago Banker Denis Daly, Sr. Announces Agreement to Acquire Trans Pacific Bancorp".



Signatures



Pursuant to the requirements of Section 15(c) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




TRANS PACIFIC BANCORP




/s/ Eddy S.F. Chan
Eddy S.F. Chan, President




/s/ Dennis B. Jang
Dennis B. Jang, Chief Financial Officer



Date:		November 12, 1996