Form 10-K405
period 1996-12-31
TRANS PACIFIC BANCORP
filed 1997-03-26
CIK 729661

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                              Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996	commission file number: 2-86902

                      TRANS PACIFIC BANCORP
       (Exact name of registrant as specified in its charter)

California	                                                         94-2917713
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

46 Second Street, San Francisco, California                           	  94105
(Address of principal executive offices)                         	  (Zip Code)

Registrant's telephone number, including area code:  	          (415) 543-3377

Securities registered pursuant to Section 12(b) of the Act:  	            None
Securities registered pursuant to Section 12(g) of the Act:  	            None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [ X ]                NO  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.          [ X ]

Aggregate market value of the voting stock held by non-affiliates of the registrant at February 28, 1997:

Common Stock, no par value,
$6,714,000

Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class                                         Outstanding at February 28, 1997
Common Stock, no par value                                           1,120,195

Documents Incorporated by Reference:

PARTS I, II, & IV - Annual Report to Shareholders for the year ended December 31, 1996("1996 Annual Report").
PART I
Item  1.  Business


General


	Trans Pacific Bancorp, a California Corporation ("Bancorp") is the Bank holding company of Trans Pacific National Bank (the "Bank"), its wholly owned subsidiary, a national bank conducting a commercial banking business which opened for business on August 21, 1984. Other than acting as the holding company for the Bank and as the lessee of the Bank's premises, Bancorp does not currently conduct any other substantial activities. Accordingly, the reported consolidated net income for 1996 resulted primarily from the Bank's operations.

	The Bank is headquartered in the "South of Market" area of the City of San Francisco and is engaged in a wide variety of business operations customarily conducted by independent commercial banks in California, including the acceptance of checking and savings deposits, the issuance of certificates of deposit, and the making of loans. The Bank's primary lending activities are commercial loans, commercial lines of credit and short-term real estate-related loans. Additionally, the Bank continues to provide credit to the communities from which it draws deposits, with added emphasis on small business loans in low and moderate income areas. To a lesser extent, the Bank has engaged in consumer lending in the form of loans to individuals for household, family and other personal expenditures. As of December 31, 1996, the Bank had net loans totaling $47 million. Commercial loans and lines of credit represent 39 percent of the Bank's total loan portfolio and real estate loans represent 56 percent, and consumer and other loans 5 percent.

	The Bank also offers safe deposit boxes, ATM cards, traveler's checks, collection accounts and other customary bank services to its customers. The Bank's customers are generally individuals who live or work in the vicinity of the Bank's offices, small to medium size businesses and professional firms. As of December 31, 1996, most of the Bank's deposits had been obtained from local individuals, small businesses, professional firms, and state and local governments. The Bank had approximately 2,000 accounts totaling over $68 million in deposits as of December 31, 1996. Demand deposits, both interest-bearing and non-interest bearing represent 67 percent of the Bank's total deposits portfolio, time deposits represent 31 percent, and savings deposits 2 percent.

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

	Also, in 1988, the Bank opened its second branch office, in downtown Alameda, in order to expand into the East Bay market of Northern California. To supplement the Alameda branch's deposit base, the Bank in 1990 acquired the deposits of the Webster Street branch of Southern California Savings and Loan in Alameda. This acquisition of a large base of retail time deposits and savings accounts enabled the Bank to increase its market share and customer base in Alameda and the surrounding areas.


Acquisition


	On October 18, 1996, Bancorp entered into a definitive agreement pursuant to which TRP Acquisition Corp. ("TRP"), a Delaware corporation owned by a private investor group led by Chicago banker Denis Daly Sr. would merge with and into Bancorp, with Bancorp the surviving corporation wholly owned by the shareholders of TRP. On December 19, 1996, a special meeting of shareholders of Bancorp was held at which a majority of the outstanding shares of the corporation were represented, and the agreement was approved by the shareholders in accordance with the requirements of the California Corporations Code.

	Subject to certain terms and conditions, each outstanding share of Bancorp will be converted into the right to receive a cash payment of $8.19 per share at closing and possible additional payments from escrowed funds of up to $0.42 per share following the resolution of certain pending contingencies. The acquisition of Bancorp has been approved by both the shareholders of Bancorp and the Federal Reserve Bank of San Francisco, Bancorp's regulator. The transaction was completed on March 14, 1997.

	The change in ownership is not expected to have an adverse effect on the operations of Bancorp. The private investor group has indicated that it intends to retain the current management, branch locations, and product lines.


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

	Among the competitive advantages that larger financial institutions have are the resources and ability to conduct large-scale marketing campaigns and to allocate investment assets, including loans, to regions of higher demand and yield. The larger institutions also have higher lending limits available to customers with large credit needs. The Bank's current maximum legal lending limits to a single borrower and related parties was $1.1 million on an unsecured basis and $1.9 million on a fully secured basis.

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


Federal Reserve Monetary Policy


	The earnings of Bancorp are not only affected by general economic conditions, but also by the policies of various governmental regulatory authorities in the United States and abroad. In particular, the Federal Reserve System exerts a significant influence on interest rates and credit conditions, primarily through open market operations in US Government securities, varying the discount rate on member bank borrowings and setting reserve requirements against deposits. Federal Reserve monetary policies have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future.


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

	Quantitative measures established by the regulators require that Bancorp and the Bank maintain minimum ratios of capital to risk-weighted assets.
Under the guidelines, capital is compared to the relative risk related to the balance sheet. The most recent notification from the OCC categorized the Bank as well capitalized, the highest capital tier, under the FDICIA regulatory framework for prompt corrective action.

	It is expected that this law and any other current proposals for regulatory change should not have a material effect on the operations, capital resources or liquidity of Bancorp or the Bank.


Employees


	The Bank employed 34 full time equivalent persons at December 31, 1996. Management believes that its employee relations are excellent and that the compensation and benefits provided by the Bank to its employees are competitive. Benefits for Bank employees include stock options, an Employee Stock Ownership Plan and a 401(k) plan. Bancorp had no salaried employees at December 31, 1996.


STATISTICAL DISCLOSURES


I.	Distribution of Assets, Liabilities and Stockholders' Equity; Interest
Rates and Interest Differential


	Information on the distribution of assets, liabilities, and stockholder equity and on interest rates and interest differential is incorporated by references from pages 5 and 6 of the 1996 Annual Report.


II.	Investment Portfolio


Carrying Value of Investments, Maturity Ranges, Weighted Average Yield


	The following table list the carrying value, in thousands, and yield by expected remaining principal maturity date of the investment portfolio at December 31, 1996. The weighted average yield is calculated based on the amortized cost of securities.

                                                                   			Weighted
                                                                    			Average
Available for sale securities	      Amortized Cost	   Fair Value	        Yield

US Treasury securities
  and other government agency:
    Due within 1 year	                    $ 	2,004	     $ 	1,999	        4.75%
    Due after 1 year through 5 years	        9,072	        9,053	        6.46%
    Due after 5 years through 10 years	        500	          480	        6.41%
                                           	11,576	       11,532	        6.16%

Mortgage-backed securities 	                 4,552	        4,539	        6.43%

Other securities:
    Due within 1 year	                         972	          961	        4.82%
    Due after 1 year through 5 years	            -            	-           	-%
    Due after 10 years	                        376	          376	        6.26%
	                                            1,348	        1,337	        5.27%

	                                         $	17,476	     $	17,408        	6.16%


	Other securities consist principally of corporate bonds. Expected remaining maturities may differ from remaining contractual maturities because borrowers have the right to prepay certain obligations with or without penalties.

	Information regarding the amortized cost, unrealized gains and losses, estimated fair value, and contractual maturity of investments at December 31, 1996 is incorporated by reference from pages 25 and 26 of the 1996 Annual Report


III.	Loan Portfolio


Loans Outstanding by Type


	Information regarding types of domestic loans and loan concentrations at December 31, 1996 and 1995 is incorporated by reference from pages 16, 26 and 27 of the 1996 Annual Report. The Bank had no foreign loans at December 31, 1996.


Maturities and Sensitivity to Changes in Interest Rates


	Final loan maturities, in thousands, and rate sensitivities of the loan portfolio at December 31, 1996 are as follows:


                          	         Within	   One-Five      After
                                  	One Year	     Years	   Five Years	   Total

Loans at fixed interest rates:
    Commercial	                    $ 	3,567     	2,494           	 -	    6,061
    Real Estate		                     1,013     	2,262        	3,562    	6,837
    Installment	                         	9	       115            	-      	124
    Other	                              	11         	-            	-       	11

Total fixed interest-rate loans	      4,600	     4,871        	3,562	   13,033

Loans at variable interest rates:
    Commercial	                      12,360	         -            	-   	12,360
    Real Estate	                     14,612     	5,375            	-	   19,987
    Installment 	                        47         	-            	-       	47
    Preference Line	                  2,102         	-            	-    	2,102

Total variable interest-rate loans  	29,121     	5,375            	-   	34,496

    Total	                         $	33,721    	10,246        	3,562   	47,529


Non Performing Assets


	Information on non-performing assets and risk elements is incorporated by reference from pages 8 and 9 of the 1996 Annual Report.




IV. Summary of Loan Loss Experience


Allocation of the Allowance for Loan Losses

	Information on the allocation of the allowance for loan losses by loan type is incorporated by reference from pages 10 and 11 of the 1996 Annual Report.


Annual Credit Loss Experience


	Information on annual credit loss experience is incorporated by reference from page 11 of the 1996 Annual Report.


V.  Deposits


Average Amount and Rates Paid


	Information on average deposits amounts and rates paid on domestic deposits is incorporated by reference from page 6 of the 1996 Annual Report. At December 31, 1996 and 1995, deposits of foreign depositors were not material.


Time Certificates of Deposit Greater Than $100,000


	Information on time certificates of deposits greater than $100,000 is incorporated by reference from page 29 of the 1996 Annual Report.


VI. Return on Equity and Assets

                                                     	Years ended December 31,
                                                 	      1996    	1995    	1994

    Return on average assets                          	 0.89%	   0.73%   	0.30%
    Return on average equity	                           9.31%	   7.14%	   3.03%
    Dividend payout ratio	                             14.13%      	-       	-
    Equity to assets ratio	                             9.16%	  10.08%  	10.48%




VII.   Short-Term Borrowings


	Outstanding amounts, in thousands, of selected short-term borrowings were as follows:

                                                     	Years ended December 31,
                                                     	1996	     1995	     1994
Federal funds purchased and
  repurchase agreements:
    Average amount outstanding	                    $  	175	       47	       .3
    Daily average rate	                               3.29%	    6.43%	    4.81%
    Highest month-end balance	                     $	1,210      	900        	-
    Year-end balance                              	$	  204        	-        	-
    Rate on outstandings at year end	                 2.55        	-	        -

	Years ended December 31,
	                                                     1996     	1995	     1994
Other borrowed funds:
    Average amount outstanding	                    $  	383	      212	      885
    Daily average rate	                               5.30%    	6.10%    	5.22%
    Highest month-end balance	                     $  	527      	454    	1,329
    Year-end balance	                              $  	402      	186      	540
    Rate on outstandings at year end	                 5.28%    	5.24%    	5.15%


	Federal funds borrowed are repaid the following business day. Repurchase agreements and other borrowed funds generally have original maturities not exceeding 180 days.


Item 2.   Properties


	Bancorp and the Bank's headquarters are located at 46 Second Street in San Francisco, California in the city's downtown Financial District. The building, with 8,500 square feet of usable space, is under lease, which expires in April, 2001, with a 3 year renewal option available under similar terms.

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


Item 4.   Submission of Matters to a Vote of Security Holders


	At the special meeting of shareholders held December 19, 1996, the acquisition of all issued and outstanding shares of Bancorp by a private investor group led by Chicago banker Denis Daly, Sr. was approved.

	Votes For	     Votes Withheld	     Votes Abstained	     Broker non-votes

	 822,435	           none		             	3,450			             none



	PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters


Market Information


	The common stock of Trans Pacific Bancorp (symbol: TPAE) is publicly traded in limited and infrequent transactions on the NASDAQ Bulletin Board. According to information made available to Bancorp, the range of high and low bids for such common stock for each calendar quarter since January 1995 is as follows:


	           Calendar Year 1996	     High     	Low

	           First Quarter        	$	5.25    	4.50
           	Second Quarter         	5.63	    4.88
           	Third Quarter          	6.50    	5.25
           	Fourth Quarter	         7.63	    6.38


           	Calendar Year 1995     	High     	Low

           	First Quarter	        $	2.50    	2.25
           	Second Quarter         	2.75	    2.25
           	Third Quarter          	4.50    	2.50
           	Fourth Quarter         	4.88    	4.50


	The last bid price known to Bancorp for its common stock was $7.75.

	There are no current plans to offer any common stock of Bancorp in a public offering.


Holders


	As of December 31, 1996, there were 300 holders of the common stock of Bancorp. There are no other classes of common equity outstanding.


Dividends


	Bancorp declared a special dividend of 8 cents per share to shareholders of record March 8, 1996. The dividend was paid on March 29, 1996.




Item 6.   Selected Financial Data


	Selected financial data for the five years 1992 through 1996 is incorporated by reference from page 3 of the 1996 Annual Report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


	Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated by reference from pages 4 through 14 of the 1996 Annual Report.


Item 8.   Financial Statements and Supplementary Data


	The Report of Independent Auditors and the Consolidated Financial Statements of Bancorp are incorporated by reference from pages 15 through 36 of the 1996 Annual Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


	During fiscal years 1996 and 1995, Bancorp neither changed its accountants nor reported a disagreement on Form 8-K on any matter of accounting principles or practices or financial statements disclosure.



	PART III


Item 10.  Directors and Executive Officers of the Registrant


	The following table sets forth the names of and certain information with respect to the Board of Directors and Executive Officers of Bancorp. Age and other biographical data for each person as of December 31, 1996, is included.

                                                         Business Experience
Name                 Age      	Position	              During Past Five Years

James A. Babcock      61  Director and Chairman of    Architect; President of
                          Bancorp and Director of     Sandy and Babcock Inc.,
                          the Bank since 1983.        San Francisco, since
                                                        1970.
Eddy S. F. Chan       49  Director of Bancorp and     Banker; President, Chief
                          the Bank, and President     Executive Officer of
                          and Chief Executive         Bancorp since 1983;
                          Officer of Bancorp since    Chairman of the Board of
                          1983; Chief Executive       the Bank since 1983;
                          Officer of the Bank         President and Chief
                          since 1984.                 Executive Officer of
                                                      the Bank since 1984.

Dennis B. Jang        33  Chief Financial Officer     Banker; Chief Financial
                          of Bancorp and the Bank     Officer of Bancorp and
                          since 1996.                 the Bank since 1996;
                                                      Vice President of the
                                                      Bank since 1994;
                                                      Assistant Vice
                                                      President of the Bank
                                                      since 1990.

Frankie G. Lee        52  Director of Bancorp and     Civil Engineer; Executive
                          the Bank since 1983,        Vice President and Chief
                          Vice Chairman of Bancorp    Executive Officer, SOH &
                          since 1983.                 Associates, Structural
                                                      Engineers, San Francisco,
                                                      since 1969; Vice
                                                      President MTL
                                                      Construction, Richmond,
                                                      CA, 1983-1995; brother of
                                                      John K. Lee.

John K. Lee           46  Director of Bancorp and     Certified Public
                          the Bank since 1983,        Accountant; President,
                          Vice Chairman of the        John K. Lee CPA, PC since
                          Bank since 1983.            1983; brother of Frankie
                                                      G. Lee.

Masayuki Nakahira     49  Director of Bancorp         Architect; General
                          since 1983.                 Contractor, real estate
                                                      development; President
                                                      and Director, New Century
                                                      Investments Inc. since
                                                      1983.

John T. Stewart       55  Director of Bancorp and     Attorney; Partner, Broad,
                          the Bank since 1983,        Schulz, Larson & Wineberg,
                          Secretary of Bancorp and    San Francisco 1973-1994;
                          a Vice Chairman of the      Partner, Hovis, Larson,
                          Bank since 1983.            Stewart, Lipscomb,
                                                      Cross since 1994.

Simon S. Teng         54  Director of Bancorp and     Certified Public
                          the Bank since 1983;        Accountant; Vice President
                          Treasurer, since 1983.      John R. McKean,
                                                      Accountants, PC, San
                                                      Francisco since 1967.

Frank K. W. Wong      58  Director of Bancorp and     Advertising and Visual
                          the Bank since 1983.        Merchandising Director,
                                                      National Dollar Stores
                                                      Ltd., San Francisco from
                                                      1962 to 1995. Retail
                                                      consultant since 1996.

John K. Wong          48  Director of Bancorp         Banker; Executive Vice
                          since 1983; Director of     President/International
                          the Bank since 1984;        Department of the Bank
                          Executive Vice              since 1995. Senior Vice
                          President/International     President of the Bank
                          Department of the Bank      from 1989 to 1995.
                          since 1995.


Item 11.  Executive Compensation


Cash Compensation

	Bancorp and the Bank pay fees to directors to attend meetings of the Boards of Directors and committees of the Board of Bancorp and the Bank. In 1996, directors were paid $225 per Board meeting attended. Non-employee directors serving on committees also received $150 per meeting attended, except for Loan Committee, which received $175 per meeting.

	Bancorp had no full-time salaried employees during the fiscal year ended December 31, 1996. No remuneration was paid to or accrued for the account of any person serving in his or her capacity as an officer of Bancorp for services rendered during the fiscal year ended December 31, 1996.

	The following table sets forth the aggregate cash remuneration (including bonuses and deferred compensation) paid to the following named executive officers of the Bank for services provided during the fiscal year ended December 31, 1996. No other executive officers' remuneration exceeded $100,000.

Summary Compensation Table



                                                          Long-Term
                      Annual Compensation       Compensation

Name and
Principal Position   Year    Salary     Bonus    Other      ESOP   Options (#)

Eddy S. F. Chan      1996   $113,000  $ 66,447       *   $     -            -
President/CEO        1995    113,000    32,605       *     2,679        1,500
                     1994    110,500         -       *     2,897       20,000


Robert A. Hinkle     1996   $ 84,000  $ 24,426       *   $     -            -
Executive Vice       1995     84,000    13,047       *     1,983            -
President            1994     82,000         -       *     1,867        5,000

*	Less than 10% of the total of salary and bonus reported for each named executive officer.


Compensation Pursuant to Plans

Employee Stock Option Plan

	In 1984, Bancorp adopted the Trans Pacific Bancorp Stock Option Plan (the "Plan"), a stock option plan providing for the grant of options for up to an aggregate of 100,000 shares of Bancorp's Common Stock to executive officers and certain key employees of Bancorp and its subsidiaries, including the Bank. Options are to be granted at not less than 100% of the fair market value of the Common Stock on the date of grant of the option. Under the Plan, no option may be granted after August 1994, the tenth anniversary of the Plan adoption. Accordingly, no options were granted pursuant to this Plan in 1996.

	The number of shares of Common Stock pursuant to options vested under the Plan as of December 31, 1996 was 40,500. The exercise price of all outstanding employee stock options is $5.00 per share.

Non Qualified Stock Option Plan

	Certain executive officers also serve as directors of Bancorp or the Bank and are eligible for grants under the Trans Pacific Bancorp 1990 Non-Qualified Stock Option Plan. No options were granted under this plan in 1996.

Effects of Change in Control on Stock Option Plans

	Under the agreement pursuant to which TRP Acquisition Corp. will acquire all of the issued and outstanding shares of Bancorp, all outstanding stock options will be converted into the right to receive a cash payment equal to the difference between the strike price and $8.19 per share at closing and a possible subsequent payment from escrowed funds of up to $0.42 per share following the resolution of certain pending contingencies.




	The following table sets forth aggregate stock options held by the following named executive officers at December 31, 1996:



                                          Number of Un-      Value of Un-
                   Number of              Exercised          Exercised In-
                   Shares                 Options at End     The-Money Options
                   Acquired               of 1996 (Exer-     at End of 1996*
Name of            on          Value      cisable/Un-        (Exercisable/Un-
Individual         Exercise    Realized   Exercisable)       Exercisable)

Eddy S. F. Chan      none        none     	24,000	/	none      $63,125	/	    $0

Robert A. Hinkle     none        none      	3,000	/	2,000  	  $ 7,875	/	$5,250

*	Based on an estimated market value of $7.625 for Bancorp Common Stock at
  December 31, 1996.

Employee Stock Ownership Plan

	In 1990, Bancorp adopted the Trans Pacific Bancorp Employee Stock Ownership Plan and Trust (ESOP). The ESOP, sponsored by Bancorp for the benefit of its employees and those of the Bank, is a non-contributory plan intended to further the growth, development, and financial success of Bancorp and its subsidiaries by providing additional incentives to employees of Bancorp and its subsidiaries by assisting them to acquire shares of Common Stock and to benefit directly from Bancorp's growth, development, and financial success. The ESOP is designed to invest primarily in Bancorp Stock.

	All employees who have worked for Bancorp or any of its subsidiaries for a period of one year or more are eligible to participate in the ESOP. As of December 31, 1996, there were thirty-two (32) employees eligible to participate in the ESOP.

	All amounts credited to an ESOP Participant's account will become distributable to the Participant upon his or her retirement at age 65; however, a participant may postpone retirement until a later date, in which case the Participant may continue to participate in and receive allocations under the ESOP. In the event of termination of the Participant's employment for reasons other than death or disability, the Participant is entitled to payment of the entire vested portion or his or her account on or after December 31st following the termination of employment. Shares are vested under a five year period. The ESOP was terminated in December 1996.

Annual Incentive Awards

	In 1995, the Bank adopted the Management Incentive Plan. Under the plan, executive officers receive cash awards based on a formula established by the Board of Directors.



Other Compensation

	Except as set forth above under the captions "Cash Compensation" and "Compensation Pursuant to Plans", and below under "Termination of Employment Arrangements", no other compensation was paid or distributed during the last fiscal year to the named individuals specified above.

Termination of Employment Arrangements

	There are no compensatory plans or arrangements, including payments to be received from Bancorp, with respect to any individual named in the paragraph captioned "Executive Compensation" herein for the last fiscal year where such plan or arrangement results or will result from the resignation, retirement, or any other termination of such individual's employment.


Item 12.  Security Ownership of Certain Beneficial Owners and Management


Security Ownership Of Certain Beneficial Owners

	The following table sets forth the security ownership as of February 28, 1997 of Bancorp's voting securities with respect to any person (including any "group" as that term is used in section 13(d)(3) of the Exchange Act) who is the beneficial owner of more than 5 percent of such voting securities outstanding.


                   Name and Address of         Amount and Nature of   Percent
Title of Class      Beneficial Owner           Beneficial Ownership   of Class

Common Stock       James A. Babcock             57,583 shares   (1)      5.12%
                   1349 Larkin Street
                   San Francisco, CA  94109

(1)	Includes 32,083 shares held with sole voting and investment power;
    20,000 shares held with shared voting and/or investment power; and 5,500 shares pursuant to options.


Security Ownership Of Management

	The following table sets forth as of February 28, 1997 the ownership of each class of Bancorp's equity securities of the directors and executive officers, and each of the named executive officers as defined in Item
402(a)(3) of Regulation S-K, individually, and of the directors and executive officers of Bancorp and the Bank as a group.

                                              Amount and
                                              Nature of
                                              Beneficial          Percent
Title of Class   Name of Beneficial Owner     Ownership           of Class

Common Stock     James A. Babcock             	57,583	   (1)      5.12%
Common Stock     Eddy S. F. Chan               56,380	   (2)      4.94%
Common Stock     Robert A. Hinkle              11,085   	(3)      0.99%
Common Stock     Dennis B. Jang                 5,659   	(4)      0.50%
Common Stock     Frankie G. Lee               	28,833	   (5)      2.57%
Common Stock     John K. Lee                   27,333	   (6)      2.43%
Common Stock     Masayuki Nakahira             25,833	   (7)      2.30%
Common Stock     John T. Stewart              	24,683	   (8)      2.20%
Common Stock     Simon S. Teng                	30,843	   (9)      2.74%
Common Stock     Frank K. W. Wong             	26,833	  (10)      2.39%
Common Stock     John K. Wong                 	48,954	  (11)      4.32%

Common Stock     All Directors and Executive  344,019            28.59%
                 Officers as a Group (11
                 persons)

(1)	Includes 32,083 shares held with sole voting and investment power;
    20,000 shares held with shared voting and/or investment power; and 5,500 shares pursuant to options.

(2)	Includes 25,233 shares held with sole voting and investment power; 2,250 shares held with shared voting and/or investment power; 24,000 shares pursuant to options; and 4,897 shares allocated to the account of Eddy
    S. F. Chan as a Participant in the Trans Pacific Bancorp Employee Stock Ownership Plan ("ESOP") as of December 31, 1996.

(3)	Includes 5,000 shares held with sole voting and investment power; 5,000 shares pursuant to options; and 1,085 shares allocated to the account of Robert A. Hinkle as a Participant in the ESOP as of December 31, 1996.

(4)	Includes 1,000 shares held with sole voting and investment power; 2,500 shares pursuant to options; and 2,159 shares allocated to the account of Dennis B. Jang as a Participant in the ESOP as of December 31, 1996.

(5)	Includes 23,333 shares held with shared voting and/or investment power;
    and 5,500 shares pursuant to options.

(6)	Includes 21,833 shares held with shared voting and/or investment power;
    and 5,500 shares pursuant to options.

(7)	Includes 21,333 shares held with sole voting and investment power; and
    4,500 shares pursuant to options.

(8)	Includes 19,183 shares held with sole voting and investment power; and
    5,500 shares pursuant to options.

(9)	Includes 18,583 shares held with sole voting and investment power; 6,760 shares held with shared voting and/or investment power; and 5,500 shares pursuant to options.

(10)	Includes 21,333 shares held with shared voting and/or investment power;
     and 5,500 shares pursuant to options.

(11)	Includes 2,833 shares held with sole voting and investment power; 29,300 shares held with shared voting and/or investment power; 14,000 shares pursuant to options; and 2,821 shares allocated to the account of John
     K. Wong as a Participant in the ESOP as of December 31, 1996.

Change in Control

	Bancorp has entered into and the shareholders have approved the principal terms of a definitive agreement pursuant to which TRP Acquisition Corp., a Delaware corporation owned by a private investor group led by Chicago banker, Denis Daly, Sr., would be merged with and into Bancorp with Bancorp as the survivor and the shareholders of TRP being the sole shareholders of Bancorp. The transaction was completed on March 14, 1997.


Item 13.  Certain Relationships and Related Transactions


Indebtedness of Management

	Bancorp, through its subsidiary Trans Pacific National Bank ("Bank"), has had and expects to have in the future, banking transactions consisting of loans made in the ordinary course of business with directors, officers, Shareholders, and persons associated with them. In the opinion of management, such loans to any such persons were made in the ordinary course of the Bank's business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the usual risk of collectibility or present other unfavorable features.

Transactions with Management and Others and Certain Business Relationships

	There were no transaction or series of similar transactions since January 1, 1996, nor are there any currently proposed transactions to which Bancorp or the Bank is a party, in which any director or executive officer, any 5 percent or more security holder or any member of the immediate family of any such person had or will have a material interest, direct or indirect. There are no business relationships regarding any director requiring disclosure under 404(b) of Regulation S-K.



Compliance with Section 16(a) of the Exchange Act

	Bancorp does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act (15 USC 781), nor is it a closed-end investment company registered under the Investment Company Act of 1940 or a holding company registered pursuant to the Public Utility Holding Company Act of 1935. Accordingly its directors, officers, and beneficial owners of more than 10 percent of any class of equity securities have no obligations pursuant to Section 16(a) of the Exchange Act, including any obligation to file Forms 3, 4, or 5 pursuant thereto.

PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a) Document filed as part of this report:


   	1.	Financial Statements

      	The Consolidated Financial Statements, Notes thereto, and
       Independent Auditors' Report are incorporated herein by reference from pages 15 through 36 of the 1996 Annual Report.


   	2.	Financial Statement Schedules

      	All schedules for which provision is made in the applicable accounting regulations of the Securities Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

   	3.	Exhibits

EXHIBIT
NUMBER    DESCRIPTION

3.1      	Articles of Incorporation of Trans Pacific Bancorp, incorporated by reference to Exhibit 3.1 to Bancorp's Registration Statement on Form S-1 (No. 2-86902).

3.2	      Amended By-Laws of Trans Pacific Bancorp, incorporated by
          reference to Exhibit 3.2 to Bancorp's Registration Statement on Form S-1 (No. 2-86902).

3.3	      Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.3 to Bancorp's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

3.4	      Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.4 to Bancorp's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

4.1	      Specimen Stock Certificate, incorporated by reference to Exhibit
          4.1 to Bancorp's registration Statement on Form S-1 (No. 2-86902).

10.2     	Employee Stock Option Plan, incorporated by reference to  Exhibit
          10.2 to Bancorp's Registration Statement on Form S-1 (No. 2-
          86902).

10.10    	Amendment to Employee Stock Option Plan incorporated by reference to Exhibit 10.10 to Bancorp's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

10.11    	Amendment to Employee Stock Option Plan dated September 21, 1989 incorporated by reference to Exhibit 10.11 to Bancorp's Annual
          Report on Form 10-K for the fiscal year ended December 31, 1989.

10.12	    Trans Pacific Bancorp Employee Stock Ownership Plan and Trust is
          incorporated by reference to Exhibit 4.1 to Bancorp's Registration Statement on Form S-8 (No. 33-39190).

10.13	    Trans Pacific Bancorp Non Qualified Stock Option Plan is
          incorporated by reference to Exhibit 4.1 to Bancorp's Registration Statement on Form S-8 (No. 33-39191).

13        1996 Annual Report to Shareholders

22.1	     Subsidiaries of the Registrant, incorporated by reference to
          Exhibit 22.1 to Bancorp's Registration Statement on Form S-1 (No. 2-86902).

23       	Consent of KPMG Peat Marwick LLP.

27       	Financial Data Schedule.

99.1 Proxy Statement dated November 15, 1996, filed as Supplmental Information pursuant to the instructions on Form 10-K and furnished to the Commission for its information only and shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities and Exchange Act of 1934, as amended.

(b)	Reports on Form 8-K

   	On October 25, 1996, Bancorp filed a report on Form 8-K. The report filed, pursuant to items 5 and 7 of the report, a copy of the Agreement and Plan of Merger and a copy of the press release titled "Private Investor Group Led by Chicago Banker Denis Daly, Sr. Announces Agreement to Acquire Trans Pacific Bancorp."

   	On November 19, 1996, Bancorp filed a report on Form 8-K. The report filed, pursuant to items 5 and 7 of the report, a copy of the press release titled "Cyrus Tang Withdraws from Investor Group Formed by Chicago Banker Denis Daly, Sr. which will Acquire Trans Pacific Bancorp."




	SIGNATURES


	Pursuant to the requirements of Section 15 (c) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TRANS PACIFIC BANCORP




EDDY S.F. CHAN
(Eddy S.F. Chan)  President


Date:    March 10, 1997


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 10th day of March 1997.



Signature	Title


JAMES A. BABCOCK	       	Director and Chairman of the Board
(James A. Babcock)

EDDY S.F. CHAN         		Director, President and CEO
(Eddy S.F. Chan)		       (Principal Executive Officer)

JOHN T. STEWART	        	Director and Secretary
(John T. Stewart)

SIMON S. TENG		          Director and Treasurer
(Simon S. Teng)	        	(Principal Financial & Accounting Officer)

FRANKIE G. LEE	         	Director and Vice Chairman
(Frankie G. Lee)

JOHN K. LEE		            Director
(John K. Lee)

MASAYUKI NAKAHIRA		      Director
(Masayuki Nakahira)

FRANK K.W. WONG		        Director
(Frank K.W. Wong)

JOHN K. WONG		           Director
(John K. Wong)